Form 10-Q
period 1996-03-31
RAMSAY MANAGED CARE INC
filed 1996-05-20
CIK 932275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the Transition period from to

                           Commission file No. 0-26666

                            RAMSAY MANAGED CARE, INC.

       (Exact name of small business issuer as specified in its charter)

            Delaware                                72-1249464
            (State or other jurisdiction            (I.R.S. Employer
            of incorporation or organization)       Identification Number)

                                One Poydras Plaza
                          639 Loyola Avenue, Suite 1725
                          New Orleans, Louisiana 70113
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (504) 585-0515

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

         The number of shares of the Registrant's Common Stock outstanding at May 10, 1996 follows:

           Common Stock, par value $0.01 per share - 6,387,019 shares

Transitional Small Business Disclosure Format (Check one):  Yes      No X

                            RAMSAY MANAGED CARE, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                            Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
     Consolidated balance sheets - March 31, 1996
         and June 30, 1995 (unaudited) .....................................   1

     Consolidated  statements  of operations - three and nine months ended March
          31, 1996 and 1995, (unaudited) ..............................        3

     Consolidated statements of cash flows - nine months ended March 31,
         1996 and 1995 (unaudited) ....... .................................   4

     Notes to consolidated financial statements -
          March 31, 1996 (unaudited) .......................................   6

Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations .........................   9


Part II.  OTHER INFORMATION

     Item 6. Exhibits and  Reports on Form 8-K .............................  15

     SIGNATURES ............................................................  16

                         PART I. FINANCIAL INFORMATION


                           RAMSAY MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                      March 31         June 30
                                                        1996             1995
                                                     ----------       ----------

Assets
Current assets:
   Cash and cash equivalents................... $     703,000    $     4,314,000
Accounts receivable, less allowance for doubtful
     accounts of $56,000 and $33,000 at March 31,
     1996 and June 30, 1995, respectively.......    1,016,000            925,000
   Other receivables............................      302,000             67,000
   Income tax receivable........................      322,000            314,000
   Deferred income taxes........................         ----            142,000
   Other current assets.........................       50,000            282,000
                                                 -------------   ---------------
Total current assets............................    2,393,000          6,044,000

Other assets:
   Restricted cash..............................    1,265,000          1,253,000
   Goodwill and other intangible assets.........    9,633,000         10,217,000
   Deferred preopening and organizational costs.    3,191,000          1,857,000
   Other non-current assets.....................       67,000            281,000
                                                   -----------     -------------
Total other assets..............................   14,156,000         13,608,000

Property and equipment:
   Building and improvements....................      137,000            121,000
   Equipment, furniture and fixtures............    2,392,000          2,149,000
                                                 -------------      ------------
                                                    2,529,000          2,270,000
   Less accumulated depreciation................    1,152,000          1,074,000
                                                 -------------      ------------
Total property and equipment....................    1,377,000          1,196,000


Total assets.................................. $   17,926,000   $     20,848,000
                                                  ============       ===========









                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                     March 31          June 30
                                                       1996              1995
                                                    -----------        ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................$   1,354,000  $      2,384,000
   Accrued salaries and wages...................      952,000           518,000
   Hospital and medical claims payable..........    1,449,000           922,000
   Other accrued liabilities....................      476,000           281,000
   Due to related party.........................    1,948,000         1,441,000
   Note payable.................................      400,000                ---
   Current portion of long-term debt............    2,115,000           978,000
                                                --------------     -------------
Total current liabilities.......................    8,694,000         6,524,000

Deferred income taxes (benefits)................     (314,000)          920,000
Long-term debt, less current portion:
   Due to related party.........................    4,941,000         6,000,000
   Other........................................      861,000         1,820,000

Minority interest...............................       12,000               ----
Stockholders' equity:
ClassA  convertible  preferred  stock,  $.01 par
     value -  authorized  1,000,000 shares; issued
     -0- shares at March 31, 1996 and -0- shares
     at June 30, 1995...........................          ---                ---
Common stock, $.01 par value - authorized
   20,000,000 shares; issued 6,387,019 shares at
   March 31, 1996 and 6,370,909 shares at June
   30, 1995.....................................       64,000            64,000
Additional paid-in capital......................    7,423,000         7,393,000
Retained earnings (deficit).....................   (3,413,000)       (1,512,000)
Note receivable to purchase common stock........     (342,000)         (361,000)
                                               --------------    ---------------
Total stockholders' equity......................   3,732,000          5,584,000
                                                  -----------    ---------------
Total liabilities and stockholders' equity....$   17,926,000   $     20,848,000
                                                  ============      ============






                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                    Quarter Ended          Nine Months Ended
                                March 31    March 31    March 31     March 31
                                  1996        1995        1996         1995
                               ----------  ----------  ----------   ----------

Revenues:

   Managed care revenue....   $5,541,000  $4,082,000  $15,141,000   $10,416,000
   Clinical fee for service
     and other revenue.....      577,000     308,000    1,483,000       929,000
                               ----------  ----------  -----------   -----------
Total revenues.............    6,118,000   4,390,000   16,624,000    11,345,000

Operating expenses:
   Contracted provider
     services..............    2,289,000   1,595,000    6,201,000     3,350,000
   Salaries, wages and
     benefits..............    2,672,000   1,819,000    8,021,000     4,886,000
   Management fees charged by
     related companies.....       78,000      58,000      210,000       233,000
   General and administrative
     expenses..............    1,329,000     780,000    3,556,000     1,957,000
   Depreciation and
     amortization..........      362,000     270,000    1,048,000       780,000
   Interest and other financing
     charges...............      184,000     (31,000)     571,000       170,000
Total operating expenses...    6,914,000   4,491,000   19,607,000    11,376,000
                               ---------   ---------   ----------    -----------
Loss before income taxes and
   minority interests......     (796,000)   (101,000)  (2,983,000)      (31,000)
Minority interests.........       12,000         ---       12,000           ---
                               ---------   ---------   ----------    -----------
Loss before income taxes...     (808,000)   (101,000)  (2,995,000)      (31,000)
Income tax (benefit) expenses   (420,000)    (13,000)  (1,092,000)       59,000
                               ---------   ---------   ----------    -----------
Net loss income............   $ (388,000) $  (88,000) $(1,903,000)  $   (90,000)
                               ==========  ==========   ==========   ===========

Loss per common share......   $    (0.06) $    (0.02) $     (0.30)  $     (0.03)
                              =========== =========== ============  ============

Weighted average number of
     shares outstanding....    6,384,934   4,160,002    6,375,550     3,340,626
                              =========== ==========  ============    ==========
 (Primary and fully diluted)















                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Nine Months Ended
                                                 March 31            March 31
                                                   1996                1995
                                                ----------          ----------

Cash flows from operating activities
Net (loss) income..............................$    (1,903,000) $       (90,000)
Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
          Depreciation and amortization........      1,048,000          780,000
          Minority interest....................         12,000               ---
          Other................................            ---          (30,000)
          Cash flows from (increase) decrease in
            operating assets:
               Accounts receivable, net........        (91,000)        (335,000)
               Other receivables...............       (235,000)          20,000
               Deferred income taxes...........     (1,207,000)        (214,000)
               Income tax receivable...........         (8,000)         154,000
               Other current assets............        232,000         (253,000)
               Other non-current assets........        214,000               ---
     Cash flow from increase (decrease) in
        operating liabilities:
               Accounts payable................     (1,030,000)         402,000
               Accrued salaries, wages and other
                  liabilities..................        434,000          383,000
               Hospital and medical claims payable     527,000          475,000
               Due to related party............        507,000               ---
               Other accrued liabilities.......        195,000         (319,000)
                                                   ------------  ---------------
Total adjustments..............................        598,000        1,063,000
                                                   ------------  ---------------
Net cash (used) provided by operating activities    (1,305,000)         973,000
                                                   ------------  ---------------

Cash flows from investing activities
Expenditure for property and equipment.........       (575,000)        (457,000)
Deposit of funds in connection with establishment
   of health maintenance organization..........        (12,000)      (1,001,000)
Sale of partnership interest...................            ---          325,000
Preopening and organizational costs............     (1,394,000)      (1,143,000)
Expenditure on note receivable to purchase common
   stock.......................................            ---         (149,000)
                                                   ------------  ---------------
Net cash used in investing activities..........     (1,981,000)      (2,425,000)
                                                   ============     ============










                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                                  (unaudited)
                                                        Nine Months Ended
                                                    March 31          March 31
                                                      1996              1995
                                                   ----------        ----------


Cash flows from financing activities
Advances from (payments) to related party......        507,000        1,201,000
Payment on debt................................       (881,000)        (951,000)
Issuance of common stock.......................         30,000        3,320,000
Expenditure for costs related to distribution
   and certain stock transactions..............            ---       (1,349,000)
Receipt from note receivable to purchase common
   stock.......................................         19,000              ---
Net cash (used) provided by financing activities      (325,000)       2,221,000
                                                    -----------      -----------
Net (decrease) increase in cash and cash
   equivalents.................................     (3,611,000)         769,000
Cash and cash equivalents at beginning of period     4,314,000          763,000
                                                    -----------      -----------
Cash and cash equivalents at end of period....    $    703,000     $  1,532,000
                                                    ===========      ===========

Supplemental  disclosures of cash flow information
Cash paid (received)during the period for:
   Interest...................................    $    324,000     $    165,000
                                                    ===========       ==========
   Income taxes...............................    $   (117,000)    $    110,000
                                                    ===========       ==========



























                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)
                                 March 31, 1996

NOTE 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year.

     The Company was incorporated in the State of Delaware in July, 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993.

NOTE 2

The Company's long-term debt consists of the following:

                                                March 31              June 30
                                                  1996                  1995
                                             --------------      ---------------

8% 6-year unsecured promissory note issued
     to Ramsay Health Care, Inc. payable
     quarterly, due September 30, 2000..     $    6,000,000      $    6,000,000
Variable rate (interest rate of 8.1875%
     at March 31, 1996 and 8.7% at
     June  30,1995), 3-year secured term
     First Union National Bank of Florida,
     Inc., payable quarterly, due January
     31, 1998................................     1,250,000           1,667,000
8.25% 3-year secured promissory note issued in
     connection with the acquisition of HDI,
     payable monthly, due June 30, 1997......       417,000             667,000
7.25% 2-year unsecured notes due to former
     shareholders of FPA, payable monthly,
     due May 10, 1996........................        13,000              71,000
Other notes and leases payable...............       237,000             393,000
                                             --------------      ---------------

                                                  7,917,000           8,798,000
Less amounts due within one year.............     2,115,000             978,000
                                             --------------      ---------------
                                             $    5,802,000      $    7,820,000
                                                  ==========          ==========

                           RAMSAY MANAGED CARE, INC.

     The 8%, six-year, unsecured promissory note (the "Subordinated Promissory Note") has been issued to Ramsay Health Care, Inc. ("RHCI"), which is the Company's former parent corporation, and represents certain amounts due to RHCI at October 25, 1994. The note is subordinated and junior to all indebtedness of the Company. Interest only is payable through September 30, 1996, at which time principal and interest will be payable in equal quarterly installments with the final payment due on September 30, 2000.

     As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totalling $2,500,000. These debentures were prepaid with the proceeds of a 3-year secured term loan on April 28, 1995. The variable rate, 3-year secured term loan by a bank is secured by the stock and assets of RMCI's subsidiary, FPM Behavioral Health, Inc. and its subsidiaries ("FPM"). The term loan requires, among other things, that FPM maintain various financial ratios and a minimum level of stockholders' equity. The term loan is payable in quarterly installments with the last payment due January 31, 1998.

     Under the provisions of the term loan, FPM was required to maintain a fixed charge coverage ratio of 1.25:1. At June 30, 1995, FPM's fixed charge coverage ratio was less than the requirement. The bank agreed to reduce the fixed charge coverage ratio requirement to 1.0:1 at June 30, 1995 and for the period through June 30, 1996. Management believes FPM's operations in fiscal year 1996 will be sufficient to maintain compliance with the reduced fixed charge coverage ratio requirement. Accordingly, amounts due greater than one year payable under the term loan agreement at March 31, 1996 are classified as long-term in the accompanying balance sheet.

     As part of the acquisition of certain assets of Human Dynamics Institute ("HDI"), the Company issued an 8.25% secured promissory note due June 30, 1997. This note is secured by the stock of the Company's wholly-owned subsidiary, FPMBH of Arizona, Inc., which was the acquiring entity of the assets of HDI. It is payable in 36 equal monthly installments which began July 31, 1994 with the final installment due June 30, 1997.

     On April 26, 1996, the Company amended its Bank Credit Facilities. A previous Revolving Credit Facility for up to $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit, and a $100,000 Term Loan.

     The Master Revolver, which is payable on demand, will expire on October 30, 1996 and the $100,000 Term Loan, which will expire on April 5, 1999, is repayable by 36 months of equal principal payments plus interest. At March 31, 1996, $647,000 was outstanding under the Master Revolver.

     On April 24, 1995, RHCI distributed, in the form of a dividend, all of the shares of the Company's common stock held by it to the holders of RHCI's common stock, Class A convertible preferred stock and Class B convertible preferred stock (the "Distribution").

     In addition to the Subordinated Promissory Note and pursuant to a Distribution Agreement between RMCI and RHCI which governed the Distribution, RMCI agreed to pay amounts owed to RHCI as of April 24, 1995 (the "Distribution Date") totalling approximately $1,100,000. Pursuant to the Distribution Agreement, $600,000 of this amount was payable by RMCI on or before October 21, 1995 or on such other date and on such other terms and conditions as mutually agreed to by RMCI and RHCI. RMCI paid $275,000 to RHCI on June 30, 1995 in partial satisfaction of the amount due on October 21, 1995. The remaining $325,000 together with the balance of the amount outstanding on the Distribution Date, approximately $500,000, is payable on or before December 31, 1996, together with interest at 7% per annum accruing from October 21, 1995, or on such other date and on such other terms and conditions as shall be mutually agreed to between RMCI and RHCI.

     Subsequent to the Distribution Date, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date and provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the Distribution. RMCI will pay RHCI for these amounts, which at March 31, 1996 totalled approximately $2,000,000, on terms currently being discussed between the parties.

NOTE 3

     The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At March 31, 1996, the Company has estimated operating loss carry forwards of approximately $2,426,000 for Federal income tax purposes, which expire from 2005 to 2010 and approximately $3,737,000 for state income tax purposes, which expire from 2005 to 2010, and are available to reduce future income taxes.

                           RAMSAY MANAGED CARE, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




         The Company is involved in the management of mental health services and substance abuse care on behalf of self-insured employers, health maintenance organizations, insurance companies and government agencies in different states. The Company not only manages such care but also provides where appropriate the delivery of care through integrated systems involving clinics and other providers. These services range from benefit design, case management and claims processing to fully capitated (at risk) mental health care treatment.

         On April 24, 1995, Ramsay Health Care, Inc. distributed, in the form of a dividend, all of the shares of the Company's common stock held by it to the holders of Ramsay Health Care, Inc.'s common stock, class A convertible preferred stock and class B convertible preferred stock. On that date, the Company commenced a rights offering (the "Rights Offering") of 960,913 shares of its common stock at a subscription price of $2.00 per share. All of the shares of common stock offered in the Rights Offering were subscribed and paid for.

         The Company's strategy is to expand its operations through acquisitions, development and joint venture efforts, and currently operates in 13 states. It is expected that any future acquisitions will look to enhance the volume of the Company's business in various regions of the country.

     The Company currently holds licenses to operate HMO's in the states of Louisiana, Mississippi, and Alabama. On March, 1996, the Company announced that it had entered into an agreement to sell its HMO operations subsidiary , Apex Healthcare, Inc. ("Apex"), to an investor group consisting of Berenson Minella & Company, Wexford Management LLC and the senior management of Apex. The purchase price for Apex is $4.5 million plus reimbursable items incurred from February 26, 1996 through to closing, subject to certain limitations. The closing of the sale is subject to receipt of regulatory approvals, third party consents and other customary closing conditions.

Results of Operations

         The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of income as a percentage of the Company's net revenues. The discussion following this table quantifies the significant fluctuations in amounts reported in the Company's consolidated statements of operations between periods.

                           RAMSAY MANAGED CARE, INC.


                                                  Percentage of Net Revenue
                                             Quarter Ended    Nine Months Ended
                                               March 31            March 31
                                          1996         1995   1996         1995
                                          ----         ----   ----         ----
Net revenues.....................         100.0 %   100.0 %   100.0 %   100.0 %
                                          -----     -----     -----     -----
Operating expenses:
Contracted provider services...........    37.4 %    36.3 %    37.3 %    29.5 %
Salaries, wages and benefits...........    43.7 %    41.4 %    48.2 %    43.1 %
Other operating expenses...............    23.0 %    19.1 %    22.7 %    19.3 %
Depreciation and amortization..........     5.9 %     6.2 %     6.3 %     6.9 %
Interest and other financing changes...     3.0 %    (0.7)%     3.4 %     1.5 %
                                          -----      -----     -----     -----
Total operating expenses...............   113.0 %   102.3 %   117.9 %   100.3 %
                                          -----     -----     -----     -----
Income (loss) before income taxes......   (13.0)%    (2.3)%   (17.9)%    (0.3)%
                                          ======    ======    ======    ======

Quarter ended  March 31, 1996
Compared to Quarter ended March 31, 1995

     Net revenues in the quarter ended March 31, 1996, ("the period") were $6.1 million compared to $4.4 million in the comparable period of the prior fiscal year. The increase in net revenues is attributable to new managed care contracts obtained, in particular in West Virginia effective January 1, 1995 and North Carolina effective July 1, 1995. Clinical and other clinical service revenue increased as a result of new clinics opened during the period. In addition, revenues increased due to HMO operations which began in Louisiana in June 1995 and Mississippi in February 1996.

     Contracted provider services increased to $2.3 million in the quarter compared to $1.6 million in the prior year period as a result of the increased number of members whose care is managed by the Company.

     Other operating expenses comprising salaries and wages, and general and administrative expenses increased from $2.7 million to $4.1 million reflecting the expanded operations base of the Company's managed behavioral health division ("FPM") and the development during the period of the Company's HMO division ("Apex Healthcare"). Significant start-up losses were incurred during the period in the HMO operations.

     On March 6, 1996, the Company announced that it had entered into an agreement to sell its HMO operations to an investor group consisting of Berenson Minella & Company, Wexford Management LLC and the senior management of Apex for $4.5 million plus reimbursable items incurred from February 26, 1996 through closing, subject to certain limitations. The closing is subject to receipt of regulatory approvals, third party consents and other customary closing conditions.

     The Company's loss before income taxes and minority interests of $796,000 compared to $101,000 for the prior comparable quarter.


Nine months ended March 31, 1996
Compared to Nine months ended March 31, 1995

     Net revenues in the nine months ended March 31, 1996, ("the period") were $16.6 million compared to $11.3 million in the comparable period of the prior fiscal year. The increase in net revenues is attributable to new managed care contracts obtained, in particular in West Virginia effective January 1, 1995 and North Carolina effective July 1, 1995. Clinical and other clinical service revenue increased as a result of new clinics opened during the period. In addition, revenues increased due to HMO operations which began in Louisiana in June 1995 and in Mississippi in February 1996.

     Contracted provider services increased to $6.2 million in the period compared to $3.35 million in the prior year period as a result of the increased number of members whose care is managed by the Company.

     Other operating expenses comprising salaries and wages, and general and administrative expenses increased from $7.1 million to $11.8 million reflecting the expanded operations base of the Company's managed behavioral health division ("FPM") and the development during the period of the Company's HMO division ("Apex Healthcare"). Significant start-up losses were incurred during the period in the HMO division.

     On March 6, 1996, the Company announced that it had entered into an agreement to sell its HMO operations to an investor group consisting of Berenson Minella & Company, Wexford Management LLC and the senior management of Apex for $4.5 million plus reimbursable items incurred from February 26, 1996 through closing, subject to certain limitations. The closing is subject to receipt of regulatory approvals, third party consents and other customary closing conditions.

     The Company's loss before income taxes and minority interests of $2.99 million for the period occurred as a result of significant marketing and development costs in the expansion of the Company's behavioral health managed care services, and continuing start-up costs associated with the Company's HMO division.

Liquidity and Capital Resources

     General. In October 1994, the Company completed $3,320,000 of a $5,820,000 private placement (the "Equity Investment") of RMCI Common Stock (the "October 1994 Closing") to a corporate affiliate of Paul J. Ramsay, the Chairman of the Company, and three officers of the Company. The Company received an additional $2,500,000 in May 1995 pursuant to the second purchase of RMCI Common Stock by that affiliate of Mr. Ramsay pursuant to the purchase agreement entered into in October, 1994. In connection with the Rights Offering of 960,913 shares of RMCI Common Stock at $2.00 per share which ended on June 8, 1995, the Company also received net proceeds of approximately $823,000.

     A portion of the funds received from the October 1994 Closing was used to meet the $1,300,000 minimum statutory capital requirements relating to obtaining the license in December 1994 for the operation of an HMO in Louisiana. In addition, in May 1995, $200,000 was used to meet minimum statutory capital requirements related to an application for an HMO license in the State of Alabama. Further, in connection with the Company's grant of an HMO license in the state of Mississippi, the Company required $250,000 to meet minimum statutory capital requirements. Statutes and regulations applicable to the operation of health maintenance organizations will require the Company to maintain minimum levels of capital and net worth and will limit the ability of the subsidiaries of the Company which will hold HMO licenses to pay dividends (to the Company as such subsidiaries' sole stockholder) or make certain investments. Except in connection with the Louisiana, Alabama and Mississippi HMO applications described above, the Company cannot quantify the effect of these statutory capital requirements. However, the imposition of these requirements will increase the cost of conducting its health maintenance organization businesses, thereby increasing the Company's cash requirements.

     Pursuant to the Distribution Agreement between RMCI and RHCI, RMCI agreed to pay amounts owed to RHCI as of the Distribution Date. RMCI will also pay RHCI for services performed and amounts paid on behalf of RMCI subsequent to the Distribution Date. The terms of repayment related to certain of the amounts owed to RHCI at March 31, 1996 (excluding the Subordinated Promissory Note), totalling approximately $2 million are currently being discussed between RMCI and RHCI. See Note 2 on page 6.

     The Company's sources of liquidity primarily will be its cash flow from operations and the proceeds from a $1,500,000 Revolving Master Line of Credit described below under "Financing". In addition, the Company received $2,500,000 in May 1995 in connection with the second and final closing under the Equity Investment. Finally, in June 1995 the Company received additional cash (at $2.00 per share) upon the exercise of the 960,913 rights issued in connection with the Rights Offering of approximately $823,000 (net of expenses). The Company expects to use its sources of liquidity for working capital and other general corporate purposes, including for costs discussed above, costs associated with the establishment and development of health maintenance organization businesses and related provider networks in the southeastern region of the United States and for possible acquisitions of managed mental health care businesses. The Company will consider the possible establishment and development of health maintenance organization businesses and any possible acquisitions in light of its sources of liquidity and cash requirements existing at the time that the development or acquisition opportunity is presented. Accordingly, the Company anticipates that it will allocate its resources in such a fashion so as to provide for then existing development or acquisition costs prior to undertaking future expansion. There can be no assurance that the Company will expand its operations by development, acquisition or internal expansion or that any development effort, acquisition or expansion will be profitable.

     In addition, from time to time the Company engages in discussions concerning possible acquisitions of businesses in the managed mental health care industry. At the present time, the Company is not party to any letter of intent or agreement to purchase any such businesses. There can be no assurance that the Company will enter into any agreement to purchase or will purchase any such businesses in the future.

     Indebtedness. In connection with RMCI's acquisition of all the outstanding shares of common stock of FPM in October 1993, FPM issued 7% Debentures due October 31, 1996 (the "Debentures") in the aggregate principal amount of $2,500,000 to the selling stockholders of FPM, including Martin Lazoritz, Robert
W. Pollack and I. Paul Mandelkern, officers of the Company or its subsidiaries. Subsequently, on April 28, 1995 these Debentures were prepaid with the $1,667,000 secured Term Loan described in "Financing" below.

     In connection with RMCI's acquisition of HDI, through its wholly-owned subsidiary FPMBH of Arizona, Inc., RMCI issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and is payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997. The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30, 1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. (f/k/a Ramsay HDI). Upon payment in full of the HDI Note, the Bank will have a first priority lien on such common stock under the Credit Facility. See "Financing" below.

     In addition, in connection with the Distribution, RMCI issued to RHCI the Subordinated Promissory Note in the principal amount of $6,000,000, evidencing certain funds advanced to or on behalf of RMCI by RHCI, including in connection with the acquisition of certain acquired businesses. Prior to its issuance, the amounts evidenced by the Subordinated Promissory Note were recorded as intercompany indebtedness between RMCI and RHCI. Interest accrues on the Subordinated Promissory Note at an annual fixed rate of 8%, payable in quarterly payments in arrears commencing June 30, 1995. The Subordinated Promissory Note is payable as to interest only through September 30, 1996, and commencing on September 30, 1996 principal and interest will be payable in equal quarterly installments in arrears for a four-year period with the final payment due on September 30, 2000.

     The Subordinated Promissory Note is unsecured and is subordinated and junior in right of payment to all indebtedness of RMCI and its subsidiaries incurred in connection with the acquisition of HDI and future acquisitions of other managed mental health care services businesses, and any other Senior Indebtedness (as defined in the Subordinated Promissory Note), including indebtedness arising under the Credit Facility discussed below and any other bank indebtedness of RMCI or its subsidiaries. At the present time, there is no Senior Indebtedness outstanding other than the HDI Note and amounts due under the Credit Facility described below.

     As of March 31, 1996, the aggregate amount of principal and interest on the foregoing obligations payable during the fiscal year of the Company ending June 30, 1996 and during each of the next four fiscal years of the Company will be approximately $978,000, $2,331,000, $2,047,000, $1,491,000, and $1,491,000,
respectively. The foregoing amounts take into account the replacement of the Debentures with the secured Term Loan, but do not take account of any repayments on the Revolving Credit Facility.

     The Company may be required to raise additional funds for working capital, development and growth beyond its immediate plans and/or to remain competitive with its larger competitors. Any additional equity financing may result in substantial dilution to the stockholders of the Company. Except for the Credit Facility, the Company has made no arrangements to obtain any additional debt financing, and there can be no assurance that RMCI will be able to obtain any required additional funds.

     Financing. On April 26, 1996, the Company amended its Credit Facilities with the First Union National Bank of Flroida (the "Bank"). A previous Revolving Credit Facility for up $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit, and a $100,000 Term Loan.

     The Master Revolver, which is payable on demand, will expire on October 30, 1996 and the $100,000 Term Loan, which expires on April 5, 1999, is repayable by 36 months of equal prinicpal payments plus interest. At March 31, 1996, $647,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 3.0% or (ii) the Bank's Prime Rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's Prime Rate plus 1.0%.

     As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totalling $2,500,000. These debentures were prepaid with the proceeds of a 3 year secured term loan of the Bank on April 28, 1995. This variable rate, 3 year secured term loan, the additional term loan of $100,000 (referred to above)and the Master Revolver are secured by a pledge of the stock of RMCI's subsidiaries (other than the subsidiaries of RMCI conducting or which will conduct health maintenance organization business), and the accounts receivable of RMCI's (other than subsidiaries of RMCI conducting or which will conduct health maintenance organization business).

     The Master Revolver Credit Facility contains convenants customary for facilities of this type, which include,without limitation, convenants which contain limitations on the ability of the Company and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, or (iv) acquire businesses. In addition, the Credit Facility will contain financial convenants related to senior debt to cash flow, interest coverage, fixed charge coverage and minimum stockholders equity. See Note 2 on page 7.

     In connection with the April 26, 1996 ammendment of the Company's Credit Facility, the Company agreed to repay $1,000,000 of the outstanding principal due under the 3 year secured term loan of $1,667,000 from proceeds at the closing of the sales of Apex.

                           RAMSAY MANAGED CARE, INC.



PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

     The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are as follows:

     Exhibit 2      Stock Purchase Agreement

     Exhibit 11     Computation of Net Income (Loss) per Share

     Exhibit 27     Financial Data Schedule


     (b)     Current Reports on Form 8-K

     During the quarter ended March 31, 1996, the Company filed one Current Report on Form 8-k with the Commission. The Company's Report dated March 6, 1996 was filed in connection with Item 5, "Other Events" of Form 8-k. No fiancial statements were required to be filed with The Report.

         RAMSAY MANAGED CARE, INC.

                                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                            RAMSAY MANAGED CARE, INC.
                                            Registrant


                                            /s/ Warwick D. Syphers
                                            _______________________
                                            Warwick D. Syphers
                                            Chief Financial Officer





Date: May 20, 1996