Form 10-Q/A
period 1996-03-31
RAMSAY MANAGED CARE INC
filed 1996-09-24
CIK 932275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB-A
                               Amendment Number 1

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

*Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations .........................   9


Part II.  OTHER INFORMATION

     Item 6. Exhibits and  Reports on Form 8-K .............................  15

     SIGNATURES ............................................................  16

*Not amended

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

                           RAMSAY MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)


                                                     March 31          June 30
                                                       1996              1995
                                                    -----------        ---------
Liabilities and stockholders' equity
Current liabilities:
   Accounts payable.............................$   1,354,000  $      2,384,000
   Accrued salaries and wages...................      952,000           518,000
   Hospital and medical claims payable..........    1,449,000           922,000
   Other accrued liabilities....................      476,000           281,000
   Due to related party.........................    1,948,000         1,441,000
   Note payable.................................      400,000                ---
   Current portion of long-term debt............    2,115,000           978,000
                                                --------------     -------------
Total current liabilities.......................    8,694,000         6,524,000

Deferred income taxes (benefits)................      778,000           920,000
Long-term debt, less current portion:
   Due to related party.........................    4,941,000         6,000,000
   Other........................................      861,000         1,820,000

Minority interest...............................       12,000               ----
Stockholders' equity:
ClassA  convertible  preferred  stock,  $.01 par
     value -  authorized  1,000,000 shares; issued
     -0- shares at March 31, 1996 and -0- shares
     at June 30, 1995...........................          ---                ---
Common stock, $.01 par value - authorized
   20,000,000 shares; issued 6,387,019 shares at
   March 31, 1996 and 6,370,909 shares at June
   30, 1995.....................................       64,000            64,000
Additional paid-in capital......................    7,423,000         7,393,000
Retained earnings (deficit).....................   (4,505,000)       (1,512,000)
Note receivable to purchase common stock........     (342,000)         (361,000)
                                               --------------    ---------------
Total stockholders' equity......................    2,640,000          5,584,000
                                                  -----------    ---------------
Total liabilities and stockholders' equity....$   17,926,000   $     20,848,000
                                                  ============      ============






                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                    Quarter Ended          Nine Months Ended
                                March 31    March 31    March 31     March 31
                                  1996        1995        1996         1995
                               ----------  ----------  ----------   ----------

Revenues:

   Managed care revenue....   $5,541,000  $4,082,000  $15,141,000   $10,416,000
   Clinical fee for service
     and other revenue.....      577,000     308,000    1,483,000       929,000
                               ----------  ----------  -----------   -----------
Total revenues.............    6,118,000   4,390,000   16,624,000    11,345,000

Operating expenses:
   Contracted provider
     services..............    2,289,000   1,595,000    6,201,000     3,350,000
   Salaries, wages and
     benefits..............    2,672,000   1,819,000    8,021,000     4,886,000
   Management fees charged by
     related companies.....       78,000      58,000      210,000       233,000
   General and administrative
     expenses..............    1,329,000     780,000    3,556,000     1,957,000
   Depreciation and
     amortization..........      362,000     270,000    1,048,000       780,000
   Interest and other financing
     charges...............      184,000     (31,000)     571,000       170,000
Total operating expenses...    6,914,000   4,491,000   19,607,000    11,376,000
                               ---------   ---------   ----------    -----------
Loss before income taxes and
   minority interests......     (796,000)   (101,000)  (2,983,000)      (31,000)
Minority interests.........       12,000         ---       12,000           ---
                               ---------   ---------   ----------    -----------
Loss before income taxes...     (808,000)   (101,000)  (2,995,000)      (31,000)
Income tax (benefit) expenses        ---    (13,000)          ---        59,000
                               ---------   ---------   ----------    -----------
Net loss income............   $ (808,000) $  (88,000) $(2,995,000)  $   (90,000)
                               ==========  ==========   ==========   ===========

Loss per common share......   $    (0.13) $    (0.02) $     (0.47)  $     (0.03)
                              =========== =========== ============  ============

Weighted average number of
     shares outstanding....    6,384,934   4,160,002    6,375,550     3,340,626
                              =========== ==========  ============    ==========
 (Primary and fully diluted)















                See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                      Nine Months Ended
                                                 March 31            March 31
                                                   1996                1995
                                                ----------          ----------

Cash flows from operating activities
Net (loss) income..............................$    (2,995,000) $       (90,000)
Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
          Depreciation and amortization........      1,048,000          780,000
          Minority interest....................         12,000               ---
          Other................................            ---          (30,000)
          Cash flows from (increase) decrease in
            operating assets:
               Accounts receivable, net........        (91,000)        (335,000)
               Other receivables...............       (235,000)          20,000
               Deferred income taxes...........       (115,000)        (214,000)
               Income tax receivable...........         (8,000)         154,000
               Other current assets............        232,000         (253,000)
               Other non-current assets........        214,000               ---
     Cash flow from increase (decrease) in
        operating liabilities:
               Accounts payable................     (1,030,000)         402,000
               Accrued salaries, wages and other
                  liabilities..................        434,000          383,000
               Hospital and medical claims payable     527,000          475,000
               Due to related party............        507,000               ---
               Other accrued liabilities.......        195,000         (319,000)
                                                   ------------  ---------------
Total adjustments..............................      1,690,000        1,063,000
                                                   ------------  ---------------
Net cash (used) provided by operating activities    (1,305,000)         973,000
                                                   ------------  ---------------

Cash flows from investing activities
Expenditure for property and equipment.........       (575,000)        (457,000)
Deposit of funds in connection with establishment
   of health maintenance organization..........        (12,000)      (1,001,000)
Sale of partnership interest...................            ---          325,000
Preopening and organizational costs............     (1,394,000)      (1,143,000)
Expenditure on note receivable to purchase common
   stock.......................................            ---         (149,000)
                                                   ------------  ---------------
Net cash used in investing activities..........     (1,981,000)      (2,425,000)
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