Form 10-K
period 1996-06-30
RAMSAY MANAGED CARE INC
filed 1996-09-30
CIK 932275

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-KSB
         Mark One /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    For the fiscal year ended June 30, 1996
                                      OR
            / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from ____________to___________

                        Commission file number 33-89514

                           RAMSAY MANAGED CARE, INC.
                 (Name of Small Business Issuer in its charter)

            Delaware                                 72-1249464
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)
Entergy Corporation Building                             70113
639 Loyola Avenue, Suite 1725                          (Zip Code)
New Orleans, Louisiana
(Address of principal executive offices)

         Insurer's telephone number, including area code (504) 585-0515

          Securities registered pursuant to Section 12(b) of the Act:


 Title of Each Class                 Name of Each Exchange on Which Registered
- ---------------------                -----------------------------------------
       None                                            None


          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No___.
          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

     State issuer's revenues for its most recent fiscal year.  $21,602,000

     State the aggregate market value of the voting stock held by non-affiliates, compute by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days to the date of filing.

        Aggregate market value as of September 13, 1996.....$ 3,598,484

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.01 par value, as of September 13, 1996.... 6,397,304
   Transitional Small Business Disclosure Format (check one):  Yes___  No  X
                                                                          ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the documents, all or portions of which are incorporated by reference herein, and the Part of the Form 10-KSB into which the document is incorporated:

     Definitive Proxy Statement to be filed with respect to the Annual Meeting of Stockholders to be held on November 21, 1996.
Part III.

                                     Part I

Item I.  Description of Business.

General

         Ramsay Managed Care, Inc. (hereinafter referred to as the "Company" or "RMCI") began operations in October 1993 through the acquisition of Florida Psychiatric Management, Inc. The Company became a publicly held company on April 24, 1995 through the distribution (the "Distribution"), on a pro-rata basis in the form of a dividend, by Ramsay Health Care, Inc. ("RHCI"), of all of the shares of common stock, $0.01 par value per share (the "Common Stock"), of the Company held by RHCI on April 24, 1995 to the holders of record of (i) RHCI's common stock, $0.01 par value, (ii) RHCI's Class A Convertible Preferred Stock, par value $1.00 per share and (iii) RHCI's Class B Convertible Preferred Stock, Series C, par value $1.00 per share, on April 21, 1995.

         Prior to the Distribution , RMCI comprised the managed care activities operated by RHCI consisting of managed behavioral health care services operating as FPM Behavioral Health, Inc. ("FPM") based in Orlando, Florida and health maintenance organization ("HMO") services operating as Apex Healthcare, Inc. ("Apex"), based in Birmingham, Alabama.

The Managed Care Industry

         Health care costs in the United States have risen from $27 billion in 1960, comprising five percent of gross domestic product, to more than $1 trillion in 1994, comprising more than 14 percent of gross domestic product. In response to the rapid increases in health care costs, employers, insurers, government entities and health care providers have sought cost-effective alternatives to conventional indemnity insurance for the delivery of and payment for quality health care services. The integration of the delivery of, and payment for, health care services distinguishes managed care companies from conventional health insurance plans.

The Company's Behavioral Health Care Services

         FPM manages and provides the delivery of mental health care and substance abuse treatment through networks of Company-employed and independent mental health care providers on behalf of its "managed care customers," primarily self-insured employers, health maintenance organizations (HMO's), insurance companies and governmental agencies. FPM is an integrated managed mental health care services company, in that it provides a full range of related mental health services and treatment programs designed to improve and manage the treatment delivered by health care professionals employed by FPM and by other unaffiliated parties. FPM's services and treatment programs range from benefit design, utilization review, case management, quality assurance and claims processing services to fully capitated (at risk) mental health care treatment. At June 30, 1996, FPM provided managed mental health care services in 13 states to over 775,000 individuals through its regional offices located in Orlando, Florida, Phoenix, Arizona, Honolulu, Hawaii and Morgantown, West Virginia.

         FPM programs utilize a treatment methodology structured to improve the quality and cost effectiveness of mental health care by diagnosing patients as early in the therapeutic process as possible and promptly providing the most appropriate level of treatment in the least restrictive setting. An integral component of its treatment methodology is FPM's 24-hour on-site inpatient certification service which, when utilized in conjunction with the Company's provider network, reduces unnecessary admissions to inpatient facilities and often results in the increased utilization of more cost effective outpatient services.

         FPM presently provides managed health care and substance abuse treatment through a network of approximately 48 Company-employed physicians, psychologists and clinicians, approximately 2,800 independent physicians, psychologists and clinicians, 13 Company-operated multidisciplinary mental health outpatient facilities ("clinics"), and approximately 148 contracted hospitals and other facilities. The Company's full and part-time staff of physicians, psychologists, clinicians and ancillary care providers are generally employed under both salary and hourly wage arrangements. Generally, subsidiaries of the Company have contracts with independent physicians and other outside providers who are paid on a discounted fee-for-service basis.

         The Company believes that its physician-based provider network has been able to both achieve cost savings for managed care customers and enhance the quality of mental health and substance abuse treatment for patients.

         FPM also provides an Administrative Services Only Program (the "ASO Program") through which beneficiaries telephone a toll-free 24-hour telephone line that is monitored by employed clinicians. The clinicians assess a beneficiary's particular needs and verify eligibility for benefits coverage. In the event a beneficiary requires inpatient care, the clinician will authorize the coverage of the admission and refer the beneficiary to an inpatient facility. If outpatient services are recommended, the clinician will refer a beneficiary either to a Company-employed or independent contract provider. FPM's customers typically are responsible for payment of inpatient facility and outpatient provider charges under the ASO Program.

The Company's HMO Services

         An HMO provides prepaid health care services to its members through primary care and specialty physicians employed by the HMO at facilities operated by the HMO, and/or through a network of independent primary care and specialty physicians and other health care providers who contract with the HMO to furnish such services. Primary care physicians include internists, family practitioners and pediatricians. Generally, access to specialty physicians and other health care providers must be approved by the member's primary care physician. These other health care providers include, among others, hospitals, nursing homes, home health agencies, pharmacies, mental health and substance abuse centers, diagnostic centers, optometrists, outpatient surgery centers, dentists, urgent care centers, and durable medical equipment suppliers. Because access to these other health care providers must be approved by the primary care physician, the HMO product is a restrictive form of managed care.

         The Company's HMO services operated through the Company's wholly owned subsidiary Apex Healthcare, Inc. ("Apex"), which currently has licenses to operate HMO's in Louisiana, Mississippi and Alabama. During the year ended June 30, 1996, the Company adopted a formal plan for the sale of the operation comprising its HMO business. The disposition of the Company's HMO operation is expected to be completed during fiscal 1997. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 7. Financial Statements."

Competition

         The health care industry in general and managed mental health care services industry in particular are highly fragmented and extremely competitive. Contracts for the provision of managed mental health care services are generally bid and renewed annually. Furthermore, competition in the managed mental health care services industry has intensified in recent years.

         Apex competes directly with independent local and national entities that offer managed care services, as well as with large insurance companies, HMO's and other provider groups that have established or acquired managed care capabilities.

         FPM competes with local and National Behavioral Companies, large insurance companies, HMO's and not-for-profit health plan corporations, preferred provider organizations and other provider networks as well as third party administrators, all of which also offer services to manage mental health care costs.

         Many of these operations and entities have substantially greater financial resources than RMCI and offer a wider range of services than RMCI.

         The competitive position of RMCI also has been, and in all likelihood will continue to be, affected by the increased initiatives undertaken during the past several years by federal and state governments and other major purchasers of health care, including insurance companies and employers, to revise payment methodologies and monitor health care expenditures in order to contain health care costs.

Revenue Profile

         With respect to each of its managed care programs, RMCI typically charges each managed care customer a monthly capitation fee for each beneficiary enrolled in the customer's health benefit program managed by the Company.

         Depending upon both the type of program for which a customer contracts and the benefits covered under such customer's benefit program, the capitation fee arrangement is designed so that, with respect to both inpatient and outpatient care, FPM accepts full risk (all services capitated), as is generally the case, partial risk (selected services capitated) or limited risk (full risk up to a maximum amount), in each case for costs that exceed the fees attributable to such program. Certain FPM contracts, such as those for the provision of the ASO Program may include fee adjustments linked to a comparison of the level of utilization and/or cost of providing health care services on behalf of the customer, given the customers historical level of utilization and/or cost of providing such services prior to its contracting with the FPM.

         In setting its fees, RMCI relies upon a number of factors, including:

    .    the nature and scope of services to be provided;
    .    the benefits offered to the managed care customer;
    . the prior utilization history and demographic make-up of the beneficiary population to be served;
    . the rates charged by providers and inpatient facilities in the service area and the mode of the provision of such services; and
    .    the Company's prior experience with similar programs.

         RMCI believes that its management information systems and provider networks enable it to develop the policies, procedures and internal controls necessary to assess and manage the risks associated with capitated arrangements. There can be no assurance, however, that the Company's assumptions as to utilization rates and costs, whether relating to inpatient facilities, use of permitted nonaffiliated providers or otherwise, will accurately and adequately reflect actual utilization rates and costs. If rates and costs exceed those projected with respect to a particular program, the expenses to RMCI of providing such program could be increased and could exceed the corresponding capitation fee, which, in either case, could have a material adverse effect on the Company's financial condition and results of operation.

         HMO services began earning revenue in June 1995, and represented approximately 6.0% of RMCI revenues for the year ended June 1996. Because of the Company's decision to dispose of its HMO operation during fiscal 1997, the revenue and expenses related to HMO operation has been reclassified as a discontinued operation. In connection with its decision to discontinue its HMO operation, the Company, in the fourth fiscal quarter, recorded a loss on a discontinued operation of $4.9 million.

         The following table sets forth, for the periods indicated, the percentage of the Company's total revenues for continuing operations derived from the FPM's managed mental health care (at risk) programs, ASO Programs, and clinical services:

                                        Year Ended June 30
Sources                          1996           1995          1994
- -------                          ----           ----          ----

Managed care (at risk)           83.0%          84.0%          76.8%
Managed care (ASO)                6.2%           8.3%          17.8%
Net clinical and other           10.8%           7.7%           5.4%
                                 ----           ----           ----
                                100.0%         100.0%         100.0%
                                =====          =====          =====


Customers

         FPM's customers are generally self-insured employers, health maintenance organizations, insurance companies and government agencies. At June 30, 1996, FPM provided services to over 775,000 individuals who are either employees, enrollees, members or subsidiaries of its' customers, in 13 states. Historically, however, a limited number of managed care customers has accounted for substantially all of FPM's revenues. The following table sets forth, for the period indicated, the percentage of the Company's total revenues accounted for by (i) each customer of the Company from which the Company derived more than 10% of its total revenues or (ii) the three largest customers of the Company in the year indicated.


                                              Year Ended June 30
Customer                                1996        1995        1994(d)
- --------                                -----       -----      --------

Walt Disney World Co.                   17.0%       21.7%       38.0%
The School Board of
  Orange County, Florida                  (a)         (a)        13.1%
Health Options, Inc. (b)                11.0%       10.4%       13.0%
AlohaCare, Inc. (c)                     11.0%        9.2%        ---
The Health Plan of The
  Upper Ohio Valley (e)                 12.0%        (a)         ---

- -----------------------
(a)  Percentage of revenue was below 10%.
(b)  Contract with Health Options, Inc. commenced August 1, 1993
(c)  Contract with AlohaCare, Inc. commenced August 1, 1994.
(d) Inclusive of predecessor corporation, Florida Psychiatric Management, Inc., for period not owned by the Company.
(e) Contract with The Health Plan of The Upper Ohio Valley, commenced January 1, 1995.

         RMCI's revenues also are directly dependent upon the ability of each of its customers to pay RMCI on a timely basis. To the extent that any customer experiences financial difficulty or is otherwise unable to meet its obligations as they become due, RMCI's financial condition and results of operations could be materially adversely affected. To date, the Company's customers have generally paid the Company on a timely basis.

Sales and Marketing

         The senior management team of RMCI and the regional executives of each of its operating subsidiaries are responsible for marketing and sales. Typically, the Company markets its services to the potential customer's senior operating and marketing staff, medical director or health care managers.

         Marketing of FPM's services is provided at both a regional and national level. FPM's regional offices employ marketing personnel to interface with existing and potential customers in the immediate area, and surrounding networks. FPM's offices in Florida employ a national marketing team which both coordinates the regional marketing efforts and directs national marketing strategies.

         FPM focuses its marketing and sales efforts primarily on insurance carriers, nonprofit health care corporations, HMOs, government employee groups and self-insured employers. FPM has also targeted employee benefit consulting firms that represent employers and groups of employers in the selection and purchase of managed mental health care benefit programs.

Management Information Systems

         The Company's managed care operations use integrated information systems developed and/or customized specifically to meet the Company's needs and to allow for aggregation of data and comparison across markets. These information systems support marketing, sales, underwriting, contract administration, billing, financial and other administrative functions, as well as customer service, appointment scheduling, authorization and referral management, concurrent review, physician capitation, claims administration, provider management. An important element of the Company's information systems is the decision support database which is used by marketing and corporate personnel for such items as provider profiling, quality assessment, member satisfaction measurement, employer reporting, and utilization review among others.

         The Company's information systems are continually being upgraded to incorporate new products and to take advantage of the latest advances in technology.

Government Regulation

         As a managed health care services company and a health care provider, RMCI is currently subject to extensive and frequently changing government regulations. These regulations are primarily concerned with licensure, conduct of operations, financial solvency, standards of medical care provided, the dispensing of drugs, the confidentiality of medical records of patients, and the direct employment of psychiatrists, psychologists, and other licensed professionals by business corporations. The various types of regulatory activity affect RMCI's business either by controlling its operations, restricting licensure of the business entity or by controlling the reimbursement for services provided. Generally, regulatory agencies have broad discretionary powers when granting, renewing or revoking licenses or granting approvals. In addition, the time necessary to obtain licenses varies from state to state. In certain cases, more than one regulatory agency in each jurisdiction may assert that it has authority over the activities of the Company. State licensing laws and other regulations are subject to amendment and to interpretation by regulatory agencies with broad discretionary powers. Any such licensure and/or regulation could require RMCI to modify its operations materially in order to comply with applicable regulatory requirements and may have a material adverse effect on the Company's business, financial condition or results of operations.

         To the extent that RMCI operates or is deemed to operate in one or more states as a prepaid limited health service organization, insurance company, HMO, prepaid health plan, or other similar entity, it will be required to comply with certain statutes and regulations that, among other things, may require it to maintain minimum levels of deposits, capital, surplus, reserves or net worth, and also may limit the ability of the Company and its subsidiaries to pay dividends, make certain investments, and repay certain indebtedness. The imposition of any such requirements will significantly increase the Company's costs of doing business. Failure by RMCI to obtain or maintain required licenses typically also constitutes an event of default under RMCI's contracts with its customers. The loss of business from one or more of RMCI's major customers as a result of such an event of default or otherwise could have a material adverse effect on RMCI's business, financial condition or results of operations.

         Several of the states in which FPM conducts its business have enacted legislation requiring organizations engaged in utilization review to register and to meet certain operating standards. Utilization review regulations typically impose requirements with respect to qualifications of personnel, appeal procedures, confidentiality and other matters relating to utilization review services. FPM is registered in Arizona, Florida, Louisiana, Missouri, North Carolina, Oklahoma, South Carolina, and Texas for such services. FPM has been able to comply with the applicable legislation without significant expense to date. FPM may be required to comply with similar statutes if other states in which it conducts its business impose such requirements.

         Many states in which FPM does business have adopted statutes to regulate third-party health claims administrators, which may include aspects of the Company's business. These statutes typically impose requirements with respect to the financial solvency and operation of the administrator. FPM has obtained a certificate of authority as an administrator in Ohio and Texas. The Company may be required to comply with similar statutes in other states in which it conducts business.

         Florida enacted a prepaid limited health service organization statute in 1993. This statute provides for the regulation of limited service prepaid health plans in a manner similar to the regulation of an HMO. FPM has obtained a written determination from the staff of the Florida Department of Insurance that it is not subject to regulation under this statute, but there can be no assurance that the Florida Department of Insurance will not take a contrary position in the future. The West Virginia Department of Insurance has issued administrative rules regulating the financial solvency and operation of entities that contract with HMOs to provide health services to HMO members on a prepaid basis using a network of independent providers. FPM's HMO customer in West Virginia has requested the West Virginia Department of Insurance to grant an exemption for FPM from the working capital and segregated fund requirements of these rules. However, there is no assurance this request will be granted and there can be no assurance that such rules will not have a material adverse effect upon the Company's business, financial condition or results of operations.

         Several of the states in which FPM operates regulate preferred provider organizations ("PPO's"). Generally, FPM is exempt from PPO regulations but, as required by North Carolina law, FPM has obtained a certificate of registration as a PPO in North Carolina. FPM may be required to comply with similar statutes in other states.

         Certain of the Company's services are subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). ERISA governs certain aspects of the relationship between employer-sponsored health benefit plans and certain providers of services to such plans through a series of complex statutes and regulations that are subject to periodic interpretation by the Internal Revenue Service and the United States Department of Labor. In general, these regulations impose, among other things, an obligation on FPM to act as a fiduciary with respect to some of the health benefit plans it provides services to. However, there is little direct authority governing the application of ERISA to many of the activities and arrangements of managed mental health care and substance abuse treatment companies such as those operated by FPM.

         RMCI is also affected directly by regulations imposed upon health care providers and indirectly by regulations imposed upon the Company's customers. Regulations imposed upon health care providers include provisions relating to the conduct of and ethics in the practice of psychiatry, psychology, social work and related mental health care professions, and, in certain cases, the common law duty to warn others of danger or to prevent patient self-injury. In addition, there are federal and state laws that require providers of mental health or substance abuse treatment services to maintain the confidentiality of treatment records and information with respect to such patients. These laws generally specify the conditions under which patient-specific information may be disclosed, and may be enforced through the imposition of criminal fines and other penalties. Regulations imposed upon RMCI's customers include, among other things, benefits mandated by statute, exclusions from coverage prohibited by statute, procedures governing the payment and processing of claims, record keeping and reporting requirements, requirements for and payment rates applicable to coverage of Medicare and Medicaid beneficiaries, provider contracting and enrollee rights, and confidentiality requirements. Any such direct and indirect regulation could have a material adverse effect on RMCI's business, financial condition or results of operation.

         In certain states, the employment of psychiatrists, psychologists and certain other mental health care professionals by business corporations, such as FPM, is a permissible practice. However, other states have legislation or regulations or have interpreted existing medical practice licensing laws to restrict business corporations from providing mental health services or from the direct employment of psychiatrists and, in a few states, psychologists and other mental health care professionals. For example, various state boards of medical examiners have regulations which prohibit psychiatrists, and in a few cases, psychologists, from being employed by business corporations and only permit employment by professional corporations. These statutes vary from state to state, are often vague and have seldom been recently interpreted by the courts or regulatory agencies. Although FPM exercises care in an effort to structure its arrangements with health care providers to comply with the relevant state statutes, and although management believes that the Company is in compliance with these laws, there can be no assurance that (i) governmental officials charged with responsibility for enforcing these laws will not assert that the Company or certain transactions in which it is involved are in violation of such laws, (ii) such state laws will ultimately be interpreted by the courts in a manner inconsistent with the practices of the Company or (iii) evolving interpretations of such state laws or the adoption of other state laws or regulations will not make it necessary for the Company to restructure certain of its arrangements.

         Federal and some state laws impose restrictions on physicians', and, in a few states, on psychologists' and other mental health care professionals', referrals for certain designated health services to entities with which they have financial relationships. The Company believes its operations are structured to comply with these restrictions to the extent applicable. However, there are efforts to expand the scope of those referral restrictions at both the federal and state level. Certain states are considering adopting similar restrictions or expanding the scope of existing restrictions. There can be no assurance that the federal government or other states in which the Company operates will not enact similar or more restrictive legislation or restrictions that could under certain circumstances impact the Company's operations.

         FPM provides clinical services in its behavioral health programs to some patients who are beneficiaries of the federal Medicare and Medicaid programs. The compensation received by FPM for such services is established by fee schedules and other similar cost containment measures. There can be no assurance that future legislation will not adversely effect FPM's compensation for services provided by FPM to Medicare and Medicaid beneficiaries. At present, the revenues received by FPM under the Medicare and Medicaid programs are not material.

         The Social Security Act imposes criminal and civil penalties upon persons who make or receive kickbacks, bribes or rebates in connection with the Medicare or Medicaid programs. These antifraud and abuse rules prohibit providers and others from soliciting, offering, receiving or paying, directly or indirectly, any remuneration in return for either making a referral for Medicare or Medicaid covered services or items or ordering any covered services or items. Upon conviction, violations of these rules may be punished by fine of up to $25,000 or imprisonment for up to five years, or both. In addition, the Medicare and Medicaid Patient and Program Protection Act of 1987 imposes civil sanctions for violation of these prohibitions, punishable by exclusion from the Medicare and Medicaid program; such exclusion, if applied to FPM's operations, could result in significant loss of reimbursement. In order to provide guidance with respect to the anti-fraud and abuse rules, the Office of the Inspector General of the Department of Health and Human Services has issued regulations outlining certain "safe harbor" practices, which although potentially capable of including prohibited referrals, would not be prohibited if all applicable requirements are met. A relationship which fails to satisfy a safe harbor is not necessarily illegal, but could be scrutinized under a case-by-case analysis. Since the anti-fraud and abuse laws have been broadly interpreted, they limit the manner in which the Company can acquire professional practices and market its services to, and contract for services with, psychiatrists, psychologists, and other mental health care professionals. Management considers and seeks to comply with these regulations in planning its activities, and believes that its activities, even if not within a safe harbor, do not violate the anti-fraud and abuse statute. However, no assurance can be given regarding compliance in any particular factual situation, as there is no procedure for advisory opinions from government officials.

         In connection with the Company's entry into HMO businesses in the southeastern United States, RMCI, through its subsidiary Apex, has obtained licenses from the Louisiana Department of Insurance, the Mississippi Department of Insurance and the Alabama Department of Insurance to operate HMOs in Louisiana, Mississippi and Alabama respectively. The operation of HMO's in the foregoing states subjects RMCI and its subsidiaries to extensive state and federal regulation of both their operations and structure. In addition, applicable state and local laws regulate the scope of benefits provided to the Company's HMO members, the Company's quality assurance and utilization review procedures, enrollment requirements and member grievance procedures, the form and provisions of provider contracts and the Company's marketing and advertising efforts. Furthermore, the Company's operation of HMOs requires it to file periodic reports with, and subject itself to review by, federal and state governmental authorities. Any changes in or additions to the current statutes and regulations governing its HMO businesses could adversely affect RMCI's business, financial condition or results of operations.

         The Company believes that it is currently in compliance in all material respects with applicable current statutes and regulations governing its business. The Company monitors its compliance with applicable statutes and regulations and works with regulators concerning various compliance issues that arise from time to time. Notwithstanding the foregoing, the regulatory approach to the managed health care services industry is evolving and there can be no assurance that a regulatory agency will not take the position, under existing or future statutes or regulations, or as a result of a change in the manner in which existing statutes or regulations are or may be interpreted or applied, that the conduct of all or a portion of the Company's operation within a given jurisdiction is or will be subject to further licensure and/or regulation. Expansion of the Company's businesses to cover additional geographic areas or to different types of customers could also subject it to additional licensure and/or regulatory requirements.

Acquisitions

         Florida Psychiatric Management, Inc. The Company acquired all of the capital stock of Florida Psychiatric Management, Inc. on October 29, 1993. This acquisition marked the entry of RMCI into the direct provision of managed mental health care services. Florida Psychiatric Management, Inc. is headquartered in Orlando, Florida. Florida Psychiatric Management, Inc. was founded, and the Company is continuing its operation, based on the concept that clinically oriented managed care can control costs and curb reimbursement abuses while assuring that each patient receives the most appropriate level of treatment in a quality manner. The consideration for the acquisition was a combination of

$4,000,000 in cash, $2,500,000 of debentures and a contingent earn-out payment based on the attainment of certain earnings and revenue levels over the ensuing two years. At June 30, 1995 all parties agreed to an additional payment of $450,000, which was paid on October 31, 1995 and cancellation of the earn-out provision. In connection with this acquisition, the Company recorded cost in excess of net asset value of purchased businesses and other intangible assets of approximately $4,900,000 and $3,100,000, respectively.

         Florida Psychiatric Associates, Inc. As of June 1, 1994, RMCI acquired all of the capital stock of Florida Psychiatric Associates, Inc. ("FPA"), a physician practice group located in Orlando, Florida for $50,000 in cash. In connection with the acquisition, RMCI entered into employment agreements with each of the seller-physicians for two to four year periods. Prior to its acquisition by RMCI, FPA was the largest network contract provider for RMCI in the State of Florida.

         FPMBH of Arizona, Inc. The assets of FPMBH of Arizona, Inc. ("FPMBH"; f/k/a Human Dynamics Institute), a former managed mental health care services division of Phoenix South Community Mental Health Services, Inc., were acquired by a wholly owned subsidiary of RMCI on June 30, 1994. FPMBH now serves as the Company's regional office in Arizona and provides managed mental health care services through its contract provider networks in Arizona, Nevada, New Mexico, Oregon, Idaho, Texas, Utah and Washington. FPMBH's managed care customers are primarily health maintenance organizations and insurance companies. The consideration for the acquisition was a combination of $1,000,000 in cash, a $1,000,000 promissory note, 86,425 shares of RMCI Common Stock and a contingent earn-out payment based upon the attainment of certain revenue levels over the ensuing two years. The earn-out payment of $425,789 is payable on or before October 31, 1996. In connection with this acquisition, the Company recorded cost in excess of net asset value of purchased businesses totaling approximately $3,000,000. In June 1996, the Company recognized a goodwill impairment charge of $1,929,000 related to the goodwill associated with this acquisition. See "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations." and "Item 7. Financial Statements."

Employees

         As at June 30, 1996, the Company had 165 full time equivalent employees. The Company believes that its relationship with its employees is good.



Item 2.   Description of Properties

         The Company's headquarters in New Orleans are leased from RHCI on commercially reasonable terms under a lease expiring in April, 1999. In August 1996, the Company announced plans to relocate its headquarters to Coral Gables, Florida. This relocation is expected to be completed during fiscal 1997. The Company's offices in Orlando, Florida and several Company-operated clinics are leased from partnerships of which Martin Lazoritz, an Executive Vice President, and other employees of the Company are partners under leases expiring from September 1996 to August 2003. In addition, the

Company leases other office space and clinics in various cities in the United States which expire from September 1996 to April 1999. The Company does not anticipate that it will experience any difficulty in renewing these leases upon their expiration or obtaining different space on comparable terms if these leases are not renewed. The Company believes that these facilities are well maintained and are of adequate size for present needs. However, expansion of the Company's operations will require obtaining additional space which the Company believes will be available on commercially reasonable terms.

Item 3.  Legal Proceedings.

         From time to time, the Company is party to certain claims, suits and complaints, whether arising from the acts or omissions of its employees, providers or others which arise in the ordinary course of business. As both the number of people serviced by the Company's programs and the number of providers under contract with the Company increase, the probability of the Company being subject to legal liability predicated on claims alleging malpractice or related legal theories also increases. Currently, there are no such claims, suits or complaints pending which, in the opinion of management, would have a material adverse effect on the Company's business, financial condition, results of operation or liquidity.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.



                                    Part II

Item 5.  Market For the Registrant's Common Equity and Related Stockholder
         Matters.

         The following table sets forth the range of high and low closing sales prices per share of the Common Stock since April 24 , 1995, the date of the Distribution on a pro-rata basis in the form of a dividend by RHCI of all of the shares of Common Stock of the Company held by RHCI on April 24, 1995 to the holders of record on April 21, 1995 of (i) RHCI's common stock, $0.01 par value,
(ii) RHCI's Class A Convertible Preferred Stock, par value $1.00 per share and
(iii) RHCI's Class B Convertible Preferred Stock, Series C, par value $1.00 per share, as reported on the OTC Bulletin Board:


                                                  Common Stock Prices
                                                  -------------------
                                                  High           Low
                                                  ----           ---
       Year ended June 30, 1995
     Quarter ended June 30, 1995
     (From April 24, 1995)                      $  4.678       $  2.020


       Year ended June 30, 1996

      Quarter ended September 30, 1995          $  4.125       $  2.25
      Quarter ended December 31, 1995              3.00           1.625
      Quarter ended March 31, 1995                 3.3125         2.00
      Quarter ended June 30, 1996                  2.50           1.6875

         The price quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

         On September 13, 1996, the closing sales price of the Company's Common Stock was $0.5625 per share and there were approximately 620 record holders of the Common Stock.

         No dividends have been declared on the Common Stock since the Company was organized.

         The Company's HMO operation is required to maintain a minimum level of statutory equity by each state in which it operates an HMO. At June 30, 1996, the Company was required to maintain statutory equity of $1,800,000. In addition, under the Credit Facility (defined below), FPM is required to maintain a minimum stockholder's equity of $850,000 plus 75% of its net income subsequent to June 30, 1996. At June 30, 1996, FPM's minimum stockholders' equity was less than the requirement. The Bank (defined below) waived this requirement for the year ended June 30, 1996.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following table sets forth selected consolidated financial information for the period shown and is qualified by reference to, and should be read in conjunction with, the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.


                                                                             Year ended  June 30
     Summary of Operating Data:                                        1996                       1995
     Revenues:
       Managed care revenue                                         $ 19,430,000               $ 14,898,000
       Clinical fee for service and other revenue                      2,172,000                  1,247,000
                                                                    ------------               -----------
     Total revenues                                                   21,602,000                 16,145,000

     Operating expenses:
       Contracted provider services                                    8,088,000                  5,149,000
       Salaries, wages and benefits                                    8,743,000                  6,882,000
       Management fees charged by related companies                      406,000                    284,000
       General and administrative expenses                             5,846,000                  3,215,000
       Goodwill write-down                                             1,929,000                        -
       Depreciation and amortization                                   1,323,000                  1,244,000
       Interest                                                          685,000                    334,000
       Listing and stock distribution expenses                             -                        724,000
                                                                    ------------                -----------
     Total operating expenses                                         27,020,000                 17,832,000
                                                                    ------------                -----------
     Loss from continuing operations                                  (5,418,000)                (1,687,000)
     Income tax benefit                                                    -                       (192,000)
                                                                    ------------                -----------
     Loss from continuing operations                                  (5,418,000)                (1,495,000)
     Discontinued operation:
       Loss from operations of discontinued HMO operation             (3,149,000)                   (76,000)
       Loss on disposal of HMO operation                              (4,927,000)                       -
                                                                    ------------                -----------
       Net loss                                                     $(13,494,000)               $(1,571,000)
                                                                    ============                ===========

       Loss per common share from continuing operations                   ($0.85)                    ($0.39)
       Loss per common share from discontinued operation                  ($1.27)                    ($0.02)
                                                                    ------------                -----------
       Loss per common share                                              ($2.12)                    ($0.41)
                                                                    ------------                -----------

       Weighted average number of shares outstanding (a)               6,378,000                  3,789,000
                                                                    ============                ===========


       Balance Sheet Data                                            As at June 30, 1996 (b)
       Cash and cash equivalents                                           $  228,000
       Working Capital (deficit)                                           (9,070,000)
       Total assets                                                        14,099,000
       Long term obligations                                                9,639,000
       Stockholders' equity (deficit)                                      (7,847,000)

       (a) The per shares of RMCI Common Stock used in the net loss per share computation is based on the number of weighted average shares outstanding for the respective periods.

       (b) Includes $2,027,000 of net assets used in discontinued operation.

         The Company provides comprehensive managed health care services through wholly owned subsidiary companies. The behavioral health services are composed of the management of mental health services and substance abuse care on behalf of self-insured employers, health maintenance organizations, insurance companies and government agencies in different states. The Company not only manages such care but also provides where appropriate the delivery of care through integrated systems involving clinics and other providers. These services range from benefit design, case management, claims processing to fully capitated (at risk) mental health care treatment.

         At June 30, 1996, the Company operates in 13 states and has a strategy to consolidate its behavioral health operations through development and joint venture efforts in various regions of the country in which it currently operates.

         During the year, the Company applied for and received a license to operate a health maintenance organization in the state of Alabama. During the year, the Company also conducted HMO operations in the states of Louisiana and Mississippi. In June 1996, the Company adopted a formal plan for the sale of its' HMO operation during fiscal 1997 and recorded a loss on a discontinued operation of $4.9 million.

         In connection with the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company notes that this Annual Report on Form 10-KSB contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results to differ materially from those set forth in any forward-looking statement. Some of the most significant factors include (i) the Company's inability to dispose of its HMO operation,
(ii) the effects of competition on the Company's business, including the loss of a major customer or the loss of members from its provider network of physicians, hospitals, and other healthcare providers, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's businesses, or the failure to obtain exemptions from the existing statutory or regulatory provisions. Accordingly, there can be no assurances that any anticipated future results will be achieved.

                             RESULTS OF OPERATIONS

         The Company began earning HMO revenue in June 1995. For the year ended June 30, 1996, these revenues accounted for approximately 6.0% of the Company's revenues. During the year ended June 30, 1996, the Company adopted plans to discontinue the operations comprising its HMO business. These operations were recorded as a discontinued operation at June 30 1996. Accordingly, the following discussion of operations pertains entirely to the Company's behavioral health services and related corporate activities during the year ended June 30, 1996.

         The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of income as a percentage of the Company's net revenues.

                                                                   Percentage of Total Revenues
                                                                       Year Ended June 30
                                                                        1996        1995
Total revenues...................................................    100.0 %      100.0%
                                                                     -----        -----
Operating expenses:
  Contracted provider services...................................     37.4%        31.9%
  Salaries, wages and benefits...................................     40.5%        42.6%
  Management fees charged by related companies...................      1.9%         1.8%
  General and administrative expenses............................     27.1%        19.9%
  Goodwill write-down............................................      8.9%           0%
  Depreciation and amortization..................................      6.1%         7.7%
  Interest expense...............................................      3.2%         2.1%
  Listing and stock distribution costs...........................        0%         4.5%
                                                                     ------       ------
                                                                     125.1%       110.5%
                                                                     ------      ------
  Loss from continuing operations before income taxes............    (25.1%)      (10.5%)
Discontinued operations:
  Loss from operations of discontinued HMO operation.............    (14.6%)          0%
  Loss on disposal of HMO operation..............................    (22.8%)          0%

  Net loss before income taxes...................................    (62.5%)      (10.5%)

Year Ended June 30, 1996
Compared to Year Ended June 30, 1995

         Net revenues from continuing operations for fiscal 1996, were $21.6 million compared to $16.1 million in fiscal 1995. The revenue increase is mainly due to a full year of operations of The Health Plan of The Upper Ohio Valley contract in West Virginia and a number of new managed care contracts entered into during the year, including John Alden in Ohio and Prucare in North Carolina.

         Contracted provider services increased to $8.1 million in fiscal 1996 compared to $5.1 million in fiscal 1995 as a result of the increased number of members whose care is managed by the Company. The percentage of net revenues represented increased from 31.9% in fiscal 1995 to 37.4% in fiscal 1996.

         Salaries, wages and benefits expense increased from $6.9 million in fiscal 1995 to $8.7 million in the year ended June 30, 1996, primarily as a result of the growth in revenues and continued expansion of the operations of the Company in various regions, including Florida, Arizona, Hawaii and West Virginia.

         General and administrative operating expenses, including management fees charged by a related company, increased from $3.5 million in fiscal 1995 to $6.3 million in fiscal 1996 as a result of the expansion of the operations of the Company into existing markets and targeted new markets.

         Depreciation and amortization expense increased from $1.2 million to $1.3 million mainly as a result of the amortization of goodwill associated with the acquisition of Florida Psychiatric Management, Inc. and FPMBH of Arizona, Inc.

         Interest expense increased from $334,000 in fiscal 1995 to $685,000 in fiscal 1996 primarily as a result of financing charges related to the acquisition of businesses previously described.

         The Company incurred a loss before taxes from continuing operations of $5.42 million for the reasons discussed above and as a result of a goodwill impairment charge of $1,929,000 related to the goodwill associated with the HDI acquisition. At the time of the acquisition, HDI had contracts with five major vendors and the possibility of obtaining an additional major contract. During 1996, HDI lost four of its existing contracts and was not awarded the new major contract. Consequently, the Company wrote-off the goodwill attributed to these contracts. The amount of the impairment was determined based on the relative cash flows generated by each of the contracts lost.

         In June 1996, the Company adopted a plan to sell its HMO operation, accordingly, the Company's HMO operation has been accounted for as a discontinued operation. The Company has recorded a loss on this discontinued operation of $4.9 million (including provision of $1.83 million for operating losses during phaseout period).

                        LIQUIDITY AND CAPITAL RESOURCES

         In connection with the Distribution, the Company and RHCI entered into the Second Amended and Restated Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, each of RHCI and RMCI has agreed to pay to the other the net amount of all outstanding intercompany receivables and payables as of April 24, 1995 (other than those evidenced by the $6 million unsecured subordinated promissory note issued by RMCI to RHCI representing certain advances made by RHCI to or on behalf of RMCI (the "Subordinated Promissory Note") which are governed by the terms thereof). As of June 30, 1996, RMCI owed RHCI approximately $1.8 million in relation to these items, and in addition, accrued interest on the Subordinated Promissory Note of $360.000. See the discussion below under "Indebtedness" concerning RHCI's agreement not to require repayment of net cash advances and such accrued interest on the Subordinated Promissory Note until after July 1997.

         During fiscal 1996, the Company used net cash of $2.1 million in its continuing operations. These funds were primarily provided by advances from affiliates. The Company anticipates that its sources of liquidity during 1997 primarily will be its cash flow from continuing operations, funds anticipated to be received from the disposition of Apex, and the proceeds from a $3 million private placement of preferred stock discussed below.

         The Company expects to use its sources of liquidity for working capital and other general corporate purposes, including for the payment of costs and expenses discussed above and costs associated with the establishment and development of its managed mental health care business.

         There can be no assurance that the Company will expand its operations by development, acquisition or internal expansion or that any development effort, acquisition or expansion will be profitable.

         As discussed below (see "Indebtedness") the Company believes that it may require additional funds for working capital and general corporate purposes.

         Financing. On April 26, 1996, the Company amended its credit facility (the "Credit Facility") with the First Union National Bank of Florida (the "Bank"). A previous Revolving Credit Facility for up $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit (the "Master Revolver"), and a $100,000 Term Loan.

         The Master Revolver will expire on December 31, 1996 and the $100,000 Term Loan is repayable by 36 months of level principal payments of $2,777.70 plus interest. At June 30, 1996, $1,500,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 3.0% or (ii) the Bank's prime rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's prime rate plus 1.0%.

         As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totalling $2,500,000 (see "Indebtedness" below). These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 25% or (ii) the bank's prime rate plus 0.50%, as selected by the Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. The three year secured term loan, the additional term loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock of RMCI's subsidiaries and the assets of RMCI's subsidiaries.

         The Credit Facility contains covenants customary for facilities of this type, which include, without limitation, covenants which contain limitations on the ability of FPM and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, (iv) acquire businesses, or (v) pay dividends to the Company . In addition, the Credit Facility contains financial covenants related to senior debt to cash flow, interest coverage, and minimum stockholders' equity. At June 30, 1996, FPM's minimum stockholders' equity ratio was less than the requirement. The Bank agreed to waive this requirement for the year ended June 30, 1996.

         Indebtedness. In connection with RMCI's acquisition of all the outstanding shares of common stock of FPM in October 1993, FPM issued 7% Debentures due October 31, 1996 (the "Debentures") in the aggregate principal amount of $2,500,000 to the selling stockholders of FPM, including Martin Lazoritz, Robert W. Pollack and I. Paul Mandelkern, officers of the Company or its subsidiaries. Subsequently, on April 28, 1995, these Debentures were prepaid with the proceeds of the $1,667,000 three year secured term loan discussed above.

         In connection with RMCI's acquisition of the assets of HDI, through a wholly owned subsidiary FPMBH of Arizona, Inc., RMCI issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and is payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997. The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30, 1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. (f/k/a Ramsay HDI). Upon payment in full of the HDI Note, the Bank will have a first priority lien on the common stock of FPMBH of Arizona under the Credit Facility.

         In addition, in connection with the spin-off of RMCI from RHCI, RMCI issued to RHCI a Subordinated Promissory Note in the principal amount of $6,000,000, evidencing certain funds advanced to or on behalf of RMCI by RHCI, including in connection with the acquisition of certain acquired businesses. Prior to its issuance, the amounts evidence by the Subordinated Promissory Note were recorded as intercompany indebtedness between RMCI and RHCI. Interest accrues on the Subordinated Promissory Note at an annual fixed rate of 8%, payable in quarterly payments in arrears commencing June 30, 1995. The Subordinated Promissory Note is payable as to interest only through September 30, 1996, and commencing on September 30, 1996 principal and interest will be payable in equal quarterly installments in arrears for a four-year period with the final payment due on September 30, 2000.

         The Subordinated Promissory Note is unsecured and is subordinated and junior in right of payment to all indebtedness of RMCI and its subsidiaries incurred in connection with the acquisition of HDI and future acquisitions of other managed mental health care services businesses, and any other Senior Indebtedness (as defined in the Subordinated Promissory Note), including indebtedness arising under the Credit Facility and any other bank indebtedness of RMCI or its subsidiaries. At the present time, Senior Indebtedness outstanding is comprised of the HDI Note, the three year secured term note to the Bank and amounts due under the Credit Facility.

         In September 1996, RHCI and RMCI commenced negotiations to restructure the payment terms associated with the net cash advances from RHCI totaling $1,851,000 as at June 30, 1996, the interest due on the Subordinated Promissory Note for the year ended June 30, 1997 and the $360,000 of interest accrued on the Subordinated Promissory Note from October 1995 to June 30, 1996. RHCI has agreed not to require repayment of the interest on the $6,000,000 Subordinated Promissory Note or the net cash advances until after July 1997.

         As of June 30, 1996, the aggregate amount of principal on the Company's indebtedness payable during the fiscal year of the Company ending June 30, 1997 and during each of the next four fiscal years of the Company will be approximately $2,334,000, $2,001,000, $1,437,000, $1,412,000, and $352,000,
respectively.

         In June 1996, at the request of RMCI, Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals") agreed to loan RMCI up to $3,000,000 for working capital and general corporate purposes. On June 28, 1996, RMCI borrowed $1,600,000, which was evidenced by a demand promissory note (the "First Hospitals Note") payable to Ramsay Hospitals with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, RMCI borrowed an aggregate of $800,000, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Ramsay Hospitals in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as describe below, the First Hospitals Note and the Second Hospitals Note were repaid and cancelled.

         On September 10, 1996, RMCI entered into a stock purchase agreement with Ramsay Hospitals, pursuant to which Ramsay Hospitals purchased 100,000 shares of Series 1996 Convertible Preferred Stock at a purchase price of $3,000,000. The purchase price was paid by (i) offset against the outstanding principal amounts under the First Hospitals Note and the Second Hospitals Note ($1,600,000 and $800,000, respectively), (ii) offset against the aggregate accrued unpaid interest on such notes through September 10, 1996 ($54,667) and
(iii) $545,333 in cash. In connection with the purchase of the 100,000 shares of Series 1996 Convertible Preferred Stock by Ramsay Hospitals, RMCI issued warrants to Ramsay Hospitals to purchase 300,000 shares of Common Stock, at an exercise price of $1.00 per share.

         In September 1996, a corporate affiliate of Paul Ramsay formalized its agreement to provide an additional loan facility, if required, of up to $2,000,000 to RMCI for working capital and general corporate purposes.

         See also "Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters" above.

         The Company may be required to raise additional funds for working capital, general corporate purposes, development and growth beyond its immediate plans and/or to remain competitive with its larger competitors. Any additional equity financing may result in substantial dilution to the stockholders of the Company. Except for the financing provided by the above mentioned affiliate commitment, the Company has made no arrangements to obtain any additional debt financing, and there can be no assurance that RMCI will be able to obtain any required additional funds.

Item 7.  Financial Statements.

         Financial statements of the Company and its consolidated subsidiaries are set forth herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.



                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

           The information required by this Item with respect to directors and executive officers will be contained in the Company's definitive Proxy Statement ("the Proxy Statement") for its 1996 Annual Meeting of Stockholders to be held on November 21, 1996 and is incorporated herein by reference. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to June 30, 1996.

Item 10.   Executive Compensation

           The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

           The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.

Item 12.   Certain Relationships and Related Transactions.

           The information required with respect to this Item will be contained in the Proxy Statement, and such information is incorporated herein by reference.



                                    Part IV

Item 13.   Exhibits and Reports on Form 8-K.

           (a)    Exhibits:

                  Information with respect to this Item regarding Exhibits required to be filed pursuant to Item 601 of Regulation SB is contained in the attached Index to Exhibits, which Exhibits are incorporated herein by reference. Exhibits 10.2, 10.3, 10.8, 10.9, 10.10, 10.11 and 10.36 are the management contracts and compensatory plans and arrangements required to be filed as part of this Annual Report on Form 10-KSB.

           (b)    Reports on Form 8-K:

                  There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 1996.

                               Power of Attorney


         The registrant, and each person whose signature appears below, hereby appoints Warwick D. Syphers and Thomas M. Haythe as attorneys-in-fact with full power of substitution, severally, to execute in the name and on behalf of the registrant and each such person, individually and in each capacity stated below, one or more amendments to the annual report which amendments may make such changes in the report as the attorney-in-fact acting deems appropriate and to file any such amendment to the report with the Securities and Exchange Commission.


                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto fully authorized.

Dated:  September 30, 1996
                                      RAMSAY MANAGED CARE,  INC.

                                      By: /s/ Luis E. Lamela
                                      --------------------------------
                                              Luis E. Lamela
                                              Vice-Chairman

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated .


Date                                        Signature/Title
- ----                                        ---------------

Dated:  September 30, 1996
                                            By: /s/ Paul J. Ramsay
                                                ---------------------------
                                                  Paul J. Ramsay
                                                  Chairman of the Board
                                                  and Director

Dated:  September 30, 1996
                                            By: /s/ Luis E. Lamela
                                                ---------------------------
                                                    Luis E. Lamela
                                                    Vice-Chairman

Date                                        Signature/Title
- ----                                        ---------------

Dated:  September 30, 1996
                                            By: /s/ Warwick D. Syphers
                                               ------------------------------
                                                Warwick D. Syphers
                                                Executive Vice President, and
                                                Principal Financial and
                                                Accounting Officer

Dated:
                                            By:
                                               ------------------------------
                                                Aaron  Beam, Jr.
                                                Director

Dated:  September 30, 1996
                                            By: /s/ Peter J. Evans
                                               ------------------------------
                                                Peter J. Evans
                                                Director

Dated:  September 30, 1996
                                            By: /s/ Thomas M. Haythe
                                               ------------------------------
                                                Thomas M. Haythe
                                                Director

Dated:
                                            By:
                                               ------------------------------
                                                Moises E. Hernandez
                                                Director

Dated:  September 30, 1996
                                            By: /s/ Michael S. Siddle
                                               ------------------------------
                                                Michael S. Siddle
                                                Director

                       Consolidated Financial Statements

                           Ramsay Managed Care, Inc.
                                and Subsidiaries

                        For the year ended June 30, 1996
                      with Report of Independent Auditors

                   Ramsay Managed Care, Inc. and Subsidiaries

                       Consolidated Financial Statements

                       For the period ended June 30, 1996



                                    Contents

Report of Independent Auditors.............................  1

Consolidated Balance Sheet.................................  2
Consolidated Statements of Operations......................  4
Consolidated Statements of Stockholders' Equity (Deficit)..  5
Consolidated Statements of Cash Flows......................  6
Notes to Consolidated Financial Statements.................  8


                         Report of Independent Auditors

The Board of Directors and Stockholders
Ramsay Managed Care, Inc.

We have audited the accompanying consolidated balance sheet of Ramsay Managed Care, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ramsay Managed Care, Inc. and subsidiaries at June 30, 1996, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

                                              /s/ Ernst & Young LLP

Orlando, Florida
August 28, 1996

                   Ramsay Managed Care, Inc. and Subsidiaries

                           Consolidated Balance Sheet


                                 June 30, 1996

Assets
Current assets:
 Cash and cash equivalents                                        $   228,000
 Accounts receivable, less allowance
  for doubtful accounts of $334,000                                   846,000
 Prepaid expenses                                                     382,000
 Other current assets                                                  37,000
 Current assets of discontinued operation                           1,744,000
                                                                  -------------
Total current assets                                                3,237,000

Other assets:
 Goodwill and other intangible assets                               8,152,000
 Other noncurrent assets                                               60,000
 Other assets of discontinued operation                             1,862,000
                                                                  -------------
Total other assets                                                 10,074,000

Property and equipment:
 Building and improvements                                            128,000
 Equipment, furniture and fixtures                                  1,830,000
                                                                  -------------
                                                                    1,958,000
Less accumulated depreciation                                       1,170,000
                                                                  -------------
                                                                      788,000


Total assets                                                      $14,099,000
                                                                  =============



Liabilities and stockholders' deficit
Current liabilities:
 Accounts payable                                                  $  1,397,000
 Accrued salaries and wages                                             641,000
 Hospital and medical claims payable                                  1,667,000
 Other current liabilities                                              959,000
 Line of credit and note payable                                      1,900,000
 Current portion of long-term debt                                    2,334,000
 Current liabilities of discontinued operation                        1,579,000
 Reserve for operating loss from discontinued operation               1,830,000
                                                                   -------------
Total current liabilities                                            12,307,000

Due to affiliate                                                      1,851,000
Advances from affiliate                                               1,600,000
Deferred income taxes                                                   986,000
Long-term debt, less current portion                                  5,202,000

Stockholders' deficit:
 Common stock, $.01 par value:
 Authorized shares-20,000,000;
 Issued shares-6,397,304                                                 64,000
 Additional paid-in capital                                           7,095,000
 Accumulated deficit                                                (15,006,000)
                                                                   -------------
Total stockholders' deficit                                          (7,847,000)
                                                                   -------------
Total liabilities and stockholders' deficit                        $ 14,099,000
                                                                   =============

See accompanying notes.

                   Ramsay Managed Care, Inc. and Subsidiaries

                     Consolidated Statements of Operations

                                                         Year ended June 30
                                                         1996          1995
                                                    ----------------------------
Revenues:
 Managed care revenue                               $ 19,430,000    $14,898,000
 Clinical fee for service and other revenue            2,172,000      1,247,000
                                                    ----------------------------
Total revenues                                        21,602,000     16,145,000

Operating expenses:
 Contracted provider services                          8,088,000      5,149,000
 Salaries, wages and benefits                          8,743,000      6,882,000
   Management fees charged by related companies          406,000        284,000
   General and administrative expenses                 5,846,000      3,215,000
 Goodwill write-down                                   1,929,000              -
 Depreciation and amortization                         1,323,000      1,244,000
 Interest                                                685,000        334,000
 Listing and stock distribution expenses                       -        724,000
                                                    ----------------------------
Total operating expenses                              27,020,000     17,832,000
                                                    ----------------------------
Loss from continuing operations before income taxes   (5,418,000)    (1,687,000
Income tax benefit                                             -       (192,000)
                                                    ----------------------------
Loss from continuing operations                       (5,418,000)    (1,495,000)

  Discontinued operation:
   Loss from operations of discontinued HMO operation (3,149,000)       (76,000)
   Loss on disposal of HMO operation,
    including provision of $1,830,000
    for operating losses during phaseout period       (4,927,000)             -
                                                    ----------------------------
   Loss from discontinued operation                   (8,076,000)       (76,000)
                                                    ----------------------------

Net loss                                            $(13,494,000)   $(1,571,000)
                                                    ============================

Loss per common share from continuing operations    $       (.85)   $     (0.39)
Loss per common share from discontinued operation          (1.27)         (0.02)
                                                    ----------------------------
Loss per common share                               $      (2.12)   $     (0.41)
                                                    ============================
  Weighted average number of shares outstanding        6,378,000      3,789,000

See accompanying notes.

                   Ramsay Managed Care, Inc. and Subsidiaries

           Consolidated Statements of Stockholders' Equity (Deficit)


                                  Class A                      Additional                                               Total
                                Convertible                      Paid-In         Note         Retained Earnings     Stockholders'
                              Preferred Stock    Common Stock    Capital      Receivable          (Deficit)        Equity (Deficit)



Balance at July 1, 1994            $ 1,000         $21,000      $1,104,000        $      -       $     68,000        $  1,194,000
  Dividend paid on 71,092
   shares of Class A
   convertible preferred stock           -               -               -               -             (9,000)             (9,000)
  Conversion of 71,092
   shares of Class A
   convertible preferred stock      (1,000)          4,000          (3,000)              -                  -                   -
 Issuance of 1,500,000 shares of
   common stock to Paul Ramsay
   Hospitals Pty.
   Limited, net of
   expenses of $281,000                  -          15,000       2,704,000               -                  -           2,719,000
 Issuance of 160,000
  shares of common stock
  to three officers of the
  Company, net of
  expenses of $19,000                    -           2,000         299,000        (148,000)                 -             153,000
 Issuance of 1,250,000 shares of
  common stock to Paul Ramsay
   Hospitals Pty. Limited, net
   of expenses of $225,000               -          12,000       2,263,000               -                  -           2,275,000
 Issuance of 960,913 shares of
   common stock in relation to
   fully subscribed Rights Issue,
   net of expenses of $886,000           -          10,000       1,026,000        (213,000)                 -             823,000
 Net loss                                -               -               -               -         (1,571,000)         (1,571,000)
                                 ---------------------------------------------------------------------------------------------------

Balance at June 30, 1995                 -          64,000       7,393,000        (361,000)        (1,512,000)          5,584,000
  Issuance of 20,563 shares of
  common stock to RMCI employee
  stock purchase plan                    -               -          32,000               -                  -              32,000
 Exercise of options                     -               -          12,000               -                  -              12,000
 Payment of note receivable              -               -               -          19,000                  -              19,000
 Allowance for uncollectible
  note receivable                        -               -        (342,000)        342,000                  -                   -
 Net loss                                -               -               -               -        (13,494,000)        (13,494,000)
                                  -------------------------------------------------------------------------------------------------
Balance at June 30, 1996           $     -         $64,000      $7,095,000        $      -       $(15,006,000)       $ (7,847,000)
                                  =================================================================================================

                                                                               5
See accompanying notes.

                   Ramsay Managed Care, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                         Year ended June 30
                                                         1996          1995
                                                     ---------------------------
Cash flows from continuing operating activities
Net loss from continuing operations                  $(5,418,000)  $(1,495,000)
Adjustments to reconcile net loss from
  continuing operations to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                        1,323,000   $ 1,244,000
  Loss on disposal of property and equipment              23,000        24,000
  Goodwill write-down                                  1,929,000             -
  Write-down of deferred costs                           364,000             -
  Other                                                        -        19,000
  Cash flows from (increase) decrease in
    operating assets:
   Accounts receivable, net                               79,000      (554,000)
   Prepaid expenses                                     (315,000)      (37,000)
   Other current assets                                  679,000      (461,000)
  Cash flows from increase (decrease)
    in operating liabilities:
   Accounts payable                                     (921,000)    1,992,000
   Accrued salaries, wages and other liabilities        (136,000)      (95,000)
   Hospital and medical claims payable                   777,000       536,000
   Due to related party                               (1,441,000)    1,441,000
   Other current liabilities                             959,000             -
                                                     ---------------------------
Total adjustments                                      3,320,000     4,109,000
                                                     ---------------------------
Net cash (used in) provided by
  continuing operating activities                     (2,098,000)    2,614,000

Cash flows from discontinued operation
Net loss from discontinued operation                  (8,076,000)      (76,000)
Adjustments to reconcile net loss from
  discontinued operation to net cash
  used in discontinued operation:
  Loss on disposition of discontinued operation        4,927,000             -
  Depreciation and amortization                          724,000             -
  (Increase) in current assets of
   discontinued operation                               (836,000)     (907,000)
  Increase in other assets of
   discontinued operation                             (2,765,000)   (2,930,000)
  Increase in current liabilities of
   discontinued operation                              1,361,000       218,000
                                                     ---------------------------
Total adjustments                                      3,411,000    (3,619,000)
                                                     ---------------------------
Net cash used in discontinued operation               (4,665,000)   (3,695,000)

                  Ramsay Managed Care, Inc. and Subsidiaries


                                                       Year ended June 30
                                                       1996          1995
                                                   --------------------------
Cash flows from investing activities
  Expenditures for property and equipment             (250,000)     (610,000)
  Sale of interest in partnerships                           -       325,000
  Acquisitions of businesses, net of cash acquired    (426,000)     (450,000)
  Goodwill, preopening and development costs          (300,000)     (466,000)
  Other noncurrent assets                              220,000             -
                                                   --------------------------
  Net cash used in investing activities               (756,000)   (1,201,000)

  Cash flows from financing activities
  Advances from affiliate                            3,451,000       119,000
  Payment on debt                                     (985,000)   (2,728,000)
  Issuance of common stock, net                         63,000     5,970,000
  Loan costs related to refinancing                          -      (243,000)
  Issuance of debt                                   1,723,000     1,845,000
  Other                                                      -        51,000
                                                  ---------------------------
  Net cash provided by financing activities          4,252,000     5,014,000
                                                  ---------------------------

  Net (decrease) increase in cash and
   cash equivalents                                 (3,267,000)    2,732,000
  Cash and cash equivalents at
   beginning of period                               3,495,000       763,000
                                                  ---------------------------
  Cash and cash equivalents at end of period       $   228,000   $ 3,495,000
                                                  ===========================

Supplemental disclosures
Cash paid during the year for:
 Interest                                          $   400,000   $   222,000
                                                  ===========================
 Income taxes                                      $    41,000   $   129,000
                                                  ===========================

See accompanying notes.

                  Ramsay Managed Care, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

                                 June 30, 1996



1. Summary of Significant Accounting Policies

Basis of Presentation

Ramsay Managed Care, Inc. (RMCI) was incorporated on July 21, 1993; however, substantial operations did not commence until October 29, 1993 when RMCI acquired the stock of Florida Psychiatric Management, Inc. (see Note 3). Prior to April 24, 1995, RMCI was a wholly-owned subsidiary of Ramsay Health Care, Inc. (RHCI). On April 24, 1995, RHCI distributed its stockholdings in the Company to its stockholders as a dividend. A major stockholder and chairman of the Company is also a major stockholder in RHCI. The Company has significant interaction with RHCI (see Notes 5 and 11).

The consolidated financial statements include the accounts of RMCI and its majority-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

Industry

The Company's business consists of (i) behavioral health care services, through which it manages and provides the delivery of mental health and substance abuse services given by both independent and affiliated providers on behalf of its clients-insurance carriers, health maintenance organizations and self-insured employers and (ii) HMO services through which it manages and provides prepaid health services to its members. The Company's first HMO began operations in June 1995. In June 1996, the Company adopted a formal plan to sell its HMO operations.

Concentrations of Credit Risk

The Company provides services to self-insured patients without requiring collateral. Exposure to losses on receivables is principally dependent on each patient's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

                  Ramsay Managed Care, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Cash Equivalents

Cash equivalents include short-term, highly liquid interest-bearing investments with a maturity of 90 days or less at the date of acquisition and consist primarily of money market deposits.

Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of June 30, 1996.

Minimum Liquidity Requirements

The Company is required under the regulations of the states in which it operates an HMO to maintain minimum liquidity requirements. Such amounts are included in the accompanying balance sheet as other assets of discontinued operation.

Revenues

Revenues consist primarily of managed care and clinical fee for service revenue. Managed care revenue represents capitated amounts received for behavioral health services provided to patients covered by certain managed care contracts as well as amounts received for case management, utilization review and quality assurance oversight on the delivery of behavioral health services given by independent providers on behalf of clients. Managed care revenue is recognized during the period in which enrolled lives are covered for capitated payments received. Clinical fee for service revenue represents professional fees for outpatient services which are provided on a fee for service basis. Clinical fee for service revenue is recognized as services are provided.

For the year ended June 30, 1996, approximately 49% of revenue was earned from four managed care customers. Walt Disney World Co. comprised approximately $3,624,000 or 17% of revenue. The Health Plan of The Upper Ohio Valley comprised approximately $2,647,000 or 12% of revenue. Health Options, Inc. and AlohaCare, Inc. comprised approximately $2,366,000 and $2,451,000 or revenue, respectively, or approximately 11% each.

                  Ramsay Managed Care, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Revenues (continued)

For the year ended June 30, 1995, approximately 41% of revenue was earned from three managed care customers. Walt Disney World Co. comprised approximately $3,513,000 or 22% of revenue. Health Options, Inc. and AlohaCare, Inc. comprised approximately $1,690,000 and $1,491,000 or approximately 10% and 9% of revenue, respectively.

Contracted Provider Services

The Company contracts with various health care providers for the provision of health care services. The Company provides for claims incurred but not yet reported based on past experience, together with current factors. Estimates are adjusted as changes in these factors occur and such adjustments are reported in the year of determination. Although considerable variability is inherent in such estimates, management believes that these reserves are adequate.

Goodwill and Other Intangible Assets

Goodwill consists of cost in excess of the net asset value of purchased businesses. Other intangible assets represent the value assigned to acquired clinical protocols, established provider networks and existing contracts related to acquired companies (see Note 3). These costs are generally amortized over 10 to 25 years.

The Company periodically evaluates the recoverability of the carrying amounts of intangible assets by determining if any impairment indicators are present. These indicators include estimating the undiscounted cash flows of the entity acquired over the remaining amortization period (see Note 14).

Preopening costs, principally salaries and other costs incurred prior to opening a new clinic, HMO or other operation are deferred until the entity begins operations whereupon the costs are amortized on a straight-line basis over two years.

Organizational costs, principally specific external costs related to the formation and licensure of the Company's HMOs, are deferred and amortized on a straight-line basis over a period of five years from the start of operations.

                  Ramsay Managed Care, Inc. and Subsidiaries

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. Upon sale or retirement of property or equipment, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in operations.

Depreciation is computed on the straight-line method for financial reporting purposes and on an accelerated method for income tax purposes. The general range of estimated useful lives is five to forty years for buildings and three to twenty years for equipment.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes. Under this method, deferred income taxes at the end of each period are determined based on the differences between the financial statement and tax basis of assets and liabilities using the enacted tax rates for the years in which the taxes are expected to be paid or recovered.

Stock Based Compensation

The Company grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company plans to adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and will continue to account for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Loss Per Common Share

Loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. Stock options and warrants are considered common stock equivalents and are, in 1996 and 1995 anti dilutive for purposes of calculating primary and fully diluted loss per share. Fully diluted net loss per common share is not materially different from primary net loss per common share.

                  Ramsay Managed Care, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform with the 1996 presentation.

2. Sources of Liquidity

During 1996, the Company incurred a loss from continuing operations of $5,418,000, a net loss of $13,494,000 and a cash flow deficit from continuing operations of $2,090,000. At June 30, 1996, current liabilities exceeded current assets by $9,070,000 and there is a deficiency in stockholders' equity of $7,847,000.

Management's plan to address this situation and continue operations, includes the following:

     .    Sale of its HMO operations

     . A commitment by an affiliate of the Company's major shareholder to acquire $1.4 million of 5% convertible preferred stock and to convert the $1.6 million of advances from affiliate at June 30, 1996 to 5% convertible preferred stock.

     . A commitment by an affiliate of the Company's major shareholder to loan the Company up to $2,000,000.

Management's opinion is that these actions will be adequate to enable the Company to continue to operate as a going concern.

3. Acquisitions

On October 29, 1993, RMCI acquired, in a transaction accounted for as a purchase, the stock of Florida Psychiatric Management, Inc. (FPM), a regional provider of managed behavioral health care services based in Orlando, Florida, for $7,141,000 consisting of cash of $4,641,000 (including $641,000 in acquisition costs), the issuance of an aggregate of $2,500,000 of three-year 7% debentures, and contingent consideration based on the attainment of certain earnings and revenue levels over the ensuing two years. At June 30, 1995, all parties agreed to an additional payment of $450,000, which was paid on October 31, 1995, and cancellation of the earn-out provisions. In connection with this acquisition, RMCI recorded goodwill and other intangible assets of approximately $8,000,000.

                  Ramsay Managed Care, Inc. and Subsidiaries

3. Acquisitions (continued)

On June 30, 1994, RMCI, through a wholly-owned subsidiary (Ramsay HDI, Inc.), acquired, in a transaction accounted for as a purchase, the assets of Human Dynamics Institute (HDI), a Phoenix, Arizona-based managed behavioral health care business for $3,001,000 consisting of cash of $1,000,000, a three-year $1,000,000 note bearing interest at 8.25%, the assumption of certain liabilities, the issuance of 86,425 shares of common stock and contingent consideration based upon the attainment of certain revenue levels over the ensuing two years. In connection with this acquisition, RMCI recorded goodwill totaling approximately $3,000,000. Subsequently, Ramsay HDI, Inc. changed its name to FPMBH of Arizona, Inc.

The earn-out payment of $426,000, which is payable on or before October 31, 1996, increased the amount of goodwill related to the acquisition of HDI.

In June 1994, RMCI, through a wholly-owned subsidiary acquired, in a transaction accounted for as a purchase, the stock of Florida Psychiatric Associates, P.A.
(FPA), a provider of mental health and substance abuse services in an outpatient environment in the central Florida area, for a cash payment of $50,000. In connection with this acquisition, RMCI recorded goodwill totaling approximately $393,000.

4. Line of Credit and Note Payable

The Company's line of credit and note payable consist of the following:

                                                                      1996
                                                                   ------------
Secured line of credit promissory note bank, principal payable on demand, interest at prime rate plus .75% or LIBOR plus 300
 basis points (interest rate of 8.0625% at June 30, 1996).          $1,500,000
Secured promissory note issued to Apex Acquisition Corporation, payable on demand, interest at prime rate plus .5% (interest rate of 8.75% at June 30, 1996), secured by the stocks and
 assets of RMCI's subsidiary, Apex Healthcare, Inc. The note was
 paid on August 9, 1996.                                               400,000
                                                                   ------------
                                                                    $1,900,000
                                                                   ============

                  Ramsay Managed Care, Inc. and Subsidiaries

4. Line of Credit and Note Payable (continued)

On April 26, 1996, the Company amended its $4,200,000 revolving credit agreement, originally entered into on April 28, 1995. The revolving credit agreement was replaced by a $1,500,000 secured Revolving Master Line of Credit and a $100,000 Term Loan (see Note 5). The secured Revolving Master Line of Credit is to be used solely for working capital and other general corporate purposes.

In addition, the Company received a secured overline line of credit note from First Union National Bank of Florida, Inc. for $500,000. At June 30, 1996, the Company has not borrowed any funds against the overline line of credit note. At June 30, 1996 the overline of credit was terminated.

The line of credit promissory note and the overline line of credit are secured by the stock and assets of RMCI's subsidiaries, FPM Behavioral Health, Inc., and its subsidiaries (FPMBH) and Apex Healthcare, Inc. The Credit Facility contains covenants, which include, without limitation, covenants which contain limitations on the ability of FPM and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, (iv) acquire businesses, or (v) pay dividends to RMCI. In addition, the Credit Facility contains financial covenants related to senior debt to cash flow, interest coverage, and minimum stockholders' equity. At June 30, 1996, FPM's minimum stockholders' equity was less than the requirement. The bank waived this requirement for the year ended June 30, 1996.

                  Ramsay Managed Care, Inc. and Subsidiaries

5. Long-Term Debt

The Company's long-term debt consists of the following:

                                                                        1996
                                                                   -------------
 8% 6-year unsecured promissory note issued to RHCI payable
  quarterly, due September 30, 2000.                                 $6,000,000

 Variable rate (interest rate of 8.0625% at June 30, 1996),
  3-year secured term loan to bank, payable quarterly, due
  January 31, 1998.                                                   1,111,000

 8.25% 3-year secured promissory note issued in connection with
  the acquisition of HDI, payable monthly, due June 30, 1997.           333,000

 3-year secured term loan to bank, payable monthly through
  April 5, 1999, interest at prime rate plus 1% (interest rate
  of 9.25% at June 30, 1996).                                            92,000
                                                                    ------------
                                                                      7,536,000
Less amounts due within one year                                      2,334,000
                                                                    ------------
                                                                     $5,202,000
                                                                    ============

The aggregate scheduled maturities of long-term debt during the five years subsequent to June 30, 1996 are as follows: 1997--$2,334,000; 1998--$2,001,000;
1999--$1,437,000; 2000--$1,412,000; and 2001--$352,000.

The 8% 6-year unsecured promissory note issued to RHCI, which is the Company's former parent corporation, is subordinate and junior to all indebtedness of the Company. Principal will be payable in equal quarterly installments beginning September 30, 1996, with the final payment due on September 30, 2000. Interest is payable after July 1, 1997.

The 8.25% secured promissory note due June 30, 1997 is secured by the stock of the Company's wholly-owned subsidiary, FPMBH of Arizona, Inc., which was the acquiring entity of the assets of HDI. The note is payable in monthly installments which began July 31, 1994.

                  Ramsay Managed Care, Inc. and Subsidiaries

5. Long-Term Debt (continued)

The term loans to the bank are secured by the stock and assets of RMCI's subsidiaries, FPMBH and Apex Healthcare, Inc. The term loans require among other things, that FPMBH maintain various financial ratios and restricts a portion of FPMBH's equity for distribution to the Company.

Under the provisions of the term loan, FPMBH was required to maintain a minimum stockholders' equity of $850,000 plus 75% of its net income subsequent to June 30, 1996. At June 30, 1996, FPM's minimum stockholders' equity was less than the requirements. The bank waived this requirement for the year ended June 30, 1996.

As a result of its financial condition, the Company is unable to determine a fair market value for its long-term fixed rate debt.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30, 1996 are as follows:

Deferred tax assets:
   Hospital and medical claims payable                             $    42,000
   Loss on discontinued operations                                   1,853,000
   Net operating loss carryforwards                                  1,797,000
   Accrued employee benefits                                           257,000
   Allowance for doubtful accounts                                     129,000
   Related party expense deductible in future periods                  135,000
   Alternative minimum tax credit                                       59,000
   Other                                                                 7,000
   Valuation allowance                                              (4,267,000)
                                                                   -------------
Total deferred tax assets                                               12,000

Deferred tax liabilities:
   Goodwill and other intangible assets                                867,000
   Change in tax accounting method                                      51,000
   Tax over book depreciation and amortization                          80,000
                                                                   -------------
  Total deferred tax liabilities                                       998,000
                                                                   -------------
  Net deferred tax liabilities                                     $   986,000
                                                                   =============

                  Ramsay Managed Care, Inc. and Subsidiaries

6. Income Taxes (continued)

The income tax benefit consists of the following:

                                                                 June 30
                                                             1996         1995
                                                         -----------------------
Income taxes currently payable:
 Federal                                                    $     -  $        -
 State                                                            -      47,000

Deferred income taxes:
 Federal                                                          -    (179,000)
 State                                                            -     (60,000)
                                                         -----------------------
                                                            $     -  $ (192,000)
                                                         =======================

The income tax benefit included in the consolidated statements of operations differs from the amounts computed by applying the statutory rate to income before taxes, as follows:

                                                              June 30
                                                        1996           1995
                                                  ------------------------------
Loss before taxes                                   $(13,494,000)  $(1,763,000)
Federal statutory income tax rate                             34%           34%
                                                  ------------------------------
                                                      (4,588,000)     (599,000)

Nondeductible amortization of goodwill                   124,000       124,000
Nondeductible write-down of goodwill                     656,000             -
Nondeductible stock distribution costs                         -       246,000
State income taxes, net of federal tax                  (400,000)       (9,000)
 benefit
Other, net                                               (59,000)       46,000
Change in valuation allowance                          4,267,000             -
                                                  ------------------------------
                                                    $          -   $  (192,000)
                                                  ==============================

                  Ramsay Managed Care, Inc. and Subsidiaries

6. Income Taxes (continued)

The Company has recorded a valuation allowance with respect to the future tax benefits and the net operating loss reflected as deferred tax assets due to the uncertainty of their ultimate realization. At June 30, 1996, net operating loss carryforwards of approximately $4,741,000 for federal income tax purposes, which expire from 2005 to 2010, and approximately $6,393,000 for state income tax purposes, which expire from 2005 to 2010, are available to reduce future income taxes subject to certain separate return loss year rules.

7. Stockholders' Equity (Deficit)

Effective April 5, 1995, the Company's Board of Directors approved a 1-for-2 reverse stock split of its common stock. Per share data and number of shares included in the accompanying consolidated financial statements have been adjusted to reflect the effect of the reverse stock split.

On June 23, 1994, the Company issued 71,092 shares of Class A convertible preferred stock with a liquidation value of $10 per share, or $710,920, to RHCI. Among other things, each share of preferred stock was convertible into shares of common stock on a 5-for-1 basis and had total voting rights equivalent to 355,460 shares of common stock. On October 1, 1994, the Class A convertible preferred stock was converted into 355,460 shares of common stock.

On October 25, 1994, the Company issued 1,500,000 shares of common stock to Paul Ramsay Hospitals Pty. Limited (an affiliate of the Company's major stockholder and Chairman) for $2.00 per share, or $3,000,000 with an option to acquire 1,250,000 additional shares of common stock at $2.00 per share on or before May 31, 1995 or $2.20 per share on or before August 31, 1995. On May 31, 1995, this option was exercised and an additional 1,250,000 shares of common stock was issued for $2,500,000.

Also on October 25, 1994, the Company sold 160,000 shares of common stock to three officers of the Company for a total of $320,000. Of this amount, $148,500 was in the form of a promissory note from one of the officers, payable quarterly starting December 31, 1995 with the final repayment due September 30, 1999. Interest is payable quarterly in arrears at a rate equivalent to one year LIBOR (6.125% at June 30, 1996). At June 30, 1996, the Company has fully reserved for this note.

                  Ramsay Managed Care, Inc. and Subsidiaries

7. Stockholders' Equity (Deficit) (continued)

On April 24, 1995, RHCI distributed its total holdings in the Company (2,413,577 shares of common stock) to its stockholders in the form of a dividend.

Also on April 24, 1995, the Company commenced a rights offering (the Rights Offering) pursuant to which the Company distributed, at no cost, transferable rights to purchase up to 960,913 shares of common stock. Each Right entitled the holder to purchase one share of the Company's common stock at $2.00 per share. All Rights were exercised.

In connection with the April 24, 1995 rights offering, an officer of the Company exercised rights through the issuance of two promissory notes. One note for $75,000 is payable in eight quarterly installments commencing September 6, 1995 with the final payment due June 8, 1997. The other note for approximately $138,000 is payable in three equal annual installments commencing June 8, 1998, with the final installment due June 8, 2000. Interest on both notes is payable quarterly in arrears at a rate equivalent to one year LIBOR. At June 30, 1996, the Company has fully reserved these notes.

The Company has adopted a 1994 Stock Option Plan (1994 Option Plan) which permits the issuance of options to officers and other key employees. The 1994 Option Plan reserves 1,000,000 shares of common stock for grant.

In October 1994, the Company:

    . Granted options under the 1994 Option Plan, to certain directors, key officers and other employees to purchase an aggregate of 475,250 shares of common stock, at an option price per share of $2.00. These options vest over a three to four-year period. At June 30, 1996, options to acquire 146,750 of common stock were exercisable.

    . Granted options under the 1994 Option Plan, to the chairman of the board and former vice chairman/president and chief executive officer of the Company for each to purchase 25,000 (50,000 in total) shares of common stock at an option price per share of $2.00. These options are exercisable in September 2004 or at an earlier date if, at the time of exercise, the closing price of the Company's common stock has equaled or exceeded $20 on at least twenty trading days, which need not be consecutive. The options granted to the former vice chairman/president and chief executive officer expired, unexercised in August, 1996.

                  Ramsay Managed Care, Inc. and Subsidiaries

7. Stockholders' Equity (Deficit) (continued)

Also in October 1994, the Company granted warrants to purchase 125,000 shares of common stock to Ramsay Hospitals and warrants to purchase 52,000 shares of common stock to certain other persons at a price of $2.00 per share. The warrants issued to Ramsay Hospitals vest immediately. The other warrants vest one-third on each anniversary date over three years.

In November 1994, the Company, under the 1994 Option Plan, granted options to certain key employees to purchase an aggregate of 60,000 shares of common stock, at an option price of $2.00 per share. The options vest over a four-year period and 20,000 options are exercisable at June 30, 1996.

In 1996 the Company granted options to purchase 75,000 shares of common stock at $2.44 per share and 250,000 shares of common stock at $2.31 per share. During 1995, the Company granted options to purchase 97,500 shares of common stock at $2.00 per share. The options vest ratably over a four-year period beginning on the anniversary date of the award.

The Company also issued, during 1996 and 1995, warrants to purchase 50,000 and 13,000 shares of common stock at $2.44 and $2.00 per share, respectively. The 1996 warrants vest one-sixth on the second anniversary and the remainder on the third anniversary. The 1995 warrants vest one-third at date of issuance and one-third on each of the next two anniversary dates, respectively.

Summary information on stock options and warrants is shown in the following table:

                             Options    Warrants    Exercisable    Price Range
                          ------------------------------------------------------

Balance at July 1,1994             --         --           --                --
Granted                       682,750    190,000           --       $       2.0
Become exercisable                  -          -      129,000              2.00
                          ------------------------------------------------------
Balance at June 30, 1995      682,750    190,000      129,000              2.00
Granted                       325,000     50,000            -         2.31-2.44
Become exercisable                  -          -      219,250              2.00
Exercised                           -          -       (6,000)             2.00
Canceled                      (33,700)         -       (9,700)             2.00
                          ------------------------------------------------------
Balance at June 30, 1996      974,050    240,000      332,550       $2.00-$2.44
                          ======================================================

                  Ramsay Managed Care, Inc. and Subsidiaries

7. Stockholders' Equity (Deficit) (continued)

The Company has adopted a 1994 Employee Stock Purchase Plan (1994 ESPP) that allows employees to acquire up to 100,000 shares of common stock at a 15% discount to the lower of the market price of the Company's stock at the beginning or end of a six-month period. The Plan went into effect July 1, 1995. During 1996, the Company issued approximately 20,500 shares of common stock related to the ESPP.

At June 30, 1996, shares of common stock reserved for future issuance are as follows:

        1994 Option Plan                              994,000
        1994 ESPP                                      79,500
        Warrants                                      240,000
                                                  -------------
                                                    1,313,500
                                                  =============

In August, 1996, the Company adopted the 1996 Long Term Incentive Plan under which 500,000 shares of common stock are available for option grants to officers, directors and key employees.

8. Statutory Compliance

The Company's HMOs are required to maintain a minimum level of statutory equity by each state in which they operate an HMO. At June 30, 1996, the Company was required to maintain statutory equity of $1,800,000. In addition, the HMO regulations of various states also limit distribution of earnings or equity transfers to defined amounts.

                  Ramsay Managed Care, Inc. and Subsidiaries

9. Pension Plan

Prior to April 24, 1995, the Company participated in a 401(k) tax deferred savings plan sponsored by RHCI. Subsequent to that date, the Company formed its own 401(k) tax deferred savings plan and its employees no longer participate in the RHCI plan. The Company plan covers substantially all employees over age 21 meeting a one-year minimum service requirement. The Company plan was adopted for the purpose of supplementing employees' retirement, death and disability benefits. The Company may, at its option, contribute to the plan through an Employer Matching Account, but is under no obligation to do so. An employee becomes vested in his Employer Matching Account over a four-year period. The funds contributed by the Company's employees to the RHCI plan will be transferred to the Company's plan once IRS approval is received. No contribution to the plan was made by the Company during 1996 or 1995.

10. Operating Leases

The Company leases certain equipment and office space under noncancelable operating leases that expire in various years through 2003. Future minimum payments under noncancelable operating leases with initial terms of one year or more consists of the following at June 30, 1996:

           Year ending June 30
           1997                                                $1,072,000
           1998                                                   937,000
           1999                                                   558,000
           2000                                                   440,000
           2001                                                   318,000
           Thereafter                                             221,000
                                                              ------------
           Total minimum lease payments                        $3,546,000
                                                              ============

The Company has operating lease agreements with a related party for building, office and parking space for which minimum future lease payments total $1,357,000. These payments are included in the total future minimum lease payments of $3,546,000. Total lease and rental expense for operating leases included in operations for the year ended June 30, 1996 amounted to $1,246,000 (1995-$675,000). This amount includes $355,000 in 1996 ($414,000 in 1995) of rent expense related to leases with related parties.

                  Ramsay Managed Care, Inc. and Subsidiaries

11. Related Party Transactions

RHCI provides management, accounting, information systems, tax, insurance and personnel functions to the Company. The Company is charged management fees for these services. The amount due to RHCI for these services and other amounts paid by RHCI on behalf of the Company are included in due to affiliate at June 30, 1996.

The amounts due to affiliate include advances from RHCI to fund working capital and other general corporate purposes. Intercompany advances from RHCI were non-interest bearing through October 25, 1994. On October 25, 1994, advances from RHCI aggregating $6,000,000 were converted into an 8% subordinated note payable to RHCI. This note did not begin to accrue interest until March 1995. An analysis of the Company's open account amount due to RHCI is as follows:

        Balance at July 1, 1995                                   $1,441,000
        Additions during the year ended June 30, 1996                410,000
                                                                 ------------
        Balance at June 30, 1996                                  $1,851,000
                                                                 ============

The average outstanding balance was $1,669,000 for the year ended June 30, 1996 and $2,922,000 for the year ended June 30, 1995.

RHCI has agreed not to require repayment of the $1,851,000 of advances it has made to the Company, or interest on the $6,000,000 subordinated note until after July 1, 1997. RMCI and RHCI are currently negotiating to restructure the repayment of the intercompany advances and interest due on the note.

On June 28, 1996 RMCI received $1.6 million in advances from an affiliate of the major shareholder. An additional $1.4 million was committed to be advanced during the year ended June 30, 1997. On August 7 and August 8, 1996, RMCI borrowed an aggregate of $800,000. The amounts advanced currently bear interest at 12% and are payable on demand. The affiliate has committed to convert this amount to 5% convertible preferred stock, consequently, at June 30, 1996 the $1.6 million advance has been classified as a long-term liability.

                  Ramsay Managed Care, Inc. and Subsidiaries

12. Discontinued Operation

In June 1996, the Company adopted a formal plan for the sale of its HMO operations by January 1997. The Company's HMO operations are accounted for as a discontinued operation, and accordingly its operations are segregated in the accompanying statement of operations. Net revenues and operating costs and expenses for 1995 have been reclassified for amounts associated with the discontinued operation.

Revenues and related losses associated with the discontinued operation for the last two fiscal years were as follows:

                                                      1996          1995
                                               -------------------------------
        Revenues                                  $1,347,000       $69,000
                                               ===============================

        Loss from operations                      $3,149,000       $76,000
                                               -------------------------------

        Loss on disposal                           3,097,000            --
        Estimated unrecovered costs through
          expected disposal date                   1,830,000            --
                                               -------------------------------
        Loss on disposal                           4,927,000            --
                                               -------------------------------
        Loss from discontinued operations         $8,076,000       $76,000
                                               ===============================

No income tax benefit was recognized for losses on discontinued operation for book purposes due to the uncertainty of their ultimate realization.

The components of net assets of discontinued operation included in the Consolidated Balance Sheet at June 30, 1996 are as follows:

         Cash and cash equivalents                          $ 1,618,000
         Accounts receivable, net                                38,000
         Prepaid expenses                                        78,000
         Other current assets                                    10,000
         Restricted assets                                    1,565,000
         Property and equipment, net                            297,000
         Accounts payable                                      (234,000)
         Accrued salaries and wages                             (86,000)
         Hospital and medical claims payable                   (143,000)
         Other current liabilities                           (1,116,000)
                                                           --------------
                                                            $ 2,027,000
                                                           ==============

                  Ramsay Managed Care, Inc. and Subsidiaries

13. Fourth Quarter Adjustments

In the fourth quarter of fiscal 1996, the Company made certain strategic decisions affecting the future operations of the Company. Among other things, the Company determined that it would not expand in certain markets in the United States. As a result, approximately $426,000 of development costs that had been deferred were charged to operations in the fourth quarter.

Also during the fourth quarter, the Company reversed income tax credits totaling $1.1 million taken in the first three quarters of 1996 (see Note 6), wrote-down $1.9 million of goodwill (see Note 14), and recorded a loss on discontinued operations of $5.4 million (see Note 12).

14. Goodwill Write-down

In June 1996, the Company recognized a goodwill impairment charge of $1,929,000 related to the HDI acquisition (see Note 3). At the time of the acquisition HDI had contracts with five major vendors and the possibility of obtaining an additional major contract. During 1996, HDI lost four of its existing contracts and was not awarded the new major contract.

                               INDEX TO EXHIBITS

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

    2.1      Agreement dated as of October 12, 1993 among Florida
             Psychiatric Management, Inc., the stockholders of Florida
             Psychiatric Management, Inc., Ramsay Health Care, Inc.
             ("RHCI") and the Company (incorporated by reference to
             Exhibit 2.1 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

    2.2      Agreement dated June 7, 1994 among Florida Psychiatric
             Associates, Inc.("FPA"), the stockholders of FPA and Florida
             Psychiatric Associates - South Florida, Inc. (incorporated by reference to Exhibit 2 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

    2.3      Agreement dated as of June 30, 1994 among Phoenix South,
             Ramsay HDI, Inc.and FPM Behavioral Health, Inc.
             (incorporated by reference to Exhibit 2.3 to the Company's
             Registration Statement on Form S-1 (Registration No.
             3378034) filed with the Commission on April 24, 1995)........                   --

    3.1      Amended and Restated Certificate of Incorporation filed on
             June 24, 1994................................................

    3.2      Certificate of Designations filed on June 24, 1994...........

    3.3      Certificate of Amendment to Amended and Restated Certificate
             of Incorporation filed on September 20, 1994.................

    3.4      Certificate of Designations filed on September 9, 1996.......

    3.5      Amended and Restated By-laws (incorporated by reference to
             Exhibit 3.3 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

    3.6      Form of Rights Agreement between the Company and First Union
             National Bank of North Carolina (incorporated by reference to Exhibit 3.4 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-78034) filed with the
             Commission on April 24, 1995)................................                   --

    4.1      Form of Stock Certificate of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24,1995).............................                   --

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

    4.2      Form of Subscription Certificate (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-78034) filed with the
             Commission on April 24, 1995)................................                   --

    4.3      Warrant Certificate dated September 10, 1996 evidencing
             warrants to purchase 300,000 shares of common stock..........

    4.4      Warrant Certificate dated September 10, 1996 evidencing
             warrants to purchase 100,000 shares of common stock..........

   10.1      Second Amended and Restated Distribution Agreement between the Company and RHCI (incorporated by reference to Exhibit
             10.1 to the Company's Registration Statement on Form S-1
             (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

   10.2      Ramsay Managed Care, Inc. 1994 Stock Option Plan
             (incorporated by reference to Exhibit 4(v) to the Company's
             Registration Statement on Form S-8 (Registration No.
             33-95018) filed with the Commission on July 26, 1995)........                   --

   10.3      Ramsay Managed Care, Inc. 1994 Employee Stock Purchase Plan
             (incorporated by reference to Exhibit 4(i) to the Company's
             Registration Statement on Form S-8 (Registration No.
             33-95018) filed with the Commission on July 26, 1995)........                   --

   10.4      Employee Benefit Agreement dated as of February 1, 1995
             between the Company and RHCI (incorporated by reference to
             Exhibit 10.4 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

   10.5      Tax Sharing Agreement dated as of October 25, 1994 between the Company and RHCI (incorporated by reference to Exhibit
             10.5 to the Company's Registration Statement on Form S-1
             (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

   10.6      Corporate Services Agreement dated as of January 2, 1995
             between the Company and RHCI (incorporated by reference to
             Exhibit 10.6 to the Company's Registration Statement on Form
             S-1 (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

   10.7      Form of Withholding Tax Agreement between RHCI, Ramsay HSA,
             Ramsay Holdings and Ramsay Health Care Pty. Limited
             (incorporated by reference to Exhibit 10.7 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-78034) filed with the Commission on April 24, 1995).......                   --

   10.8      Employment Agreement dated as of October 29, 1993 between
             Martin Lazoritz and the Company, as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

   10.9      Employment Agreement dated as of July 19, 1994 between
             Parveez A. Oliaii and the Company, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.10      Employment Agreement dated as of October 29, 1993 between I.
             Paul Mandelkern and the Company, as amended (incorporated by reference to Exhibit 10.10 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.11      Employment Agreement dated as of October 17, 1994 between
             Kenneth Burkhart and Apex Healthcare, Inc., as amended
             (incorporated by reference to Exhibit 10.11 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-78034) filed with the Commission on April 24, 1995).......                   --

  10.12      Form of Indemnification Agreement with directors and
             officers (incorporated by reference to Exhibit 10.12 to the
             Company's Registration Statement on Form S-1 (Registration
             No. 33-78034) filed with the Commission on April 24, 1995)...                   --

  10.13      $6,000,000 Subordinated Promissory Note of the Company, as
             amended (incorporated by reference to Exhibit 10.13 to the
             Company's Registration Statement on Form S-1 (Registration
             No. 33-78034) filed with the Commission on April 24, 1995)...                   --

  10.14      Form of Management Agreement between the Company and Ramsay
             Health Care Pty. Limited (incorporated by reference to
             Exhibit 10.14 to the Company's Registration Statement on
             Form S-1 (Registration No. 33-78034) filed with the
             Commission on April 24, 1995)................................                   --

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

  10.15      Stock Purchase Agreement dated as of October 25, 1994, as
             amended as of February 1, 1995, between Ramsay Hospitals and the Company (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1
             (Registration No. 33-78034) filed with the Commission on
             April 24, 1995)..............................................                   --

  10.16      Warrant Acquisition Agreement dated as of October 25, 1994 between Ramsay Hospitals and the Company (incorporated by
             reference to Exhibit 10.16 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.17      Registration Rights Agreement dated as of October 25, 1994 between Ramsay Hospitals and the Company (incorporated by
             reference to Exhibit 10.17 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.18      Stock Purchase Agreement dated as of October 25, 1994
             between Martin Lazoritz and the Company (incorporated by
             reference to Exhibit 10.18 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.19      Stock Purchase Agreement dated as of October 25, 1994,
             between Parveez A. Oliaii and the Company (incorporated by reference to Exhibit 10.19 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.20      Stock Purchase Agreement dated as of October 25, 1994
             between Kenneth Burkhart and the Company (incorporated by
             reference to Exhibit 10.20 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.21      Standard Form Private Practitioner Provider Contract
             (incorporated by reference to Exhibit 10.21 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-78034) filed with the Commission on April 24, 1995).......                   --

  10.22      Standard Form Hospital Provider Contract (incorporated by
             reference to Exhibit 10.22 to the Company's Registration
             Statement on Form S-1 (Registration No.33-78034) filed with
             the Commission on April 24, 1995)............................                   --

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

  10.23      Agreement dated October 1992 between Disney Worldwide
             Services, Inc. and Florida Psychiatric Management, Inc.
             (incorporated by reference to Exhibit 10.23 to the Company's
             Registration Statement on Form S-1 (Registration No.
             33-78034) filed with the Commission on April 24, 1995).......                   --

  10.24      Loan and Security Agreement between FPM Behavioral Health,
             Inc. and First Union National Bank of Florida (incorporated by reference to Exhibit 10.24 to the Company's Registration
             Statement on Form S-1 (Registration No. 33-78034) filed with
             the Commission on April 24, 1995)............................                   --

  10.25      First Amendment to Loan and Security Agreement dated April
             24, 1996 between FPM Behavioral Health, Inc. and First Union
             National Bank of Florida.....................................

  10.26      Amended, Restated and Renewal Term Promissory Note dated
             April 24, 1996 of the Company................................

  10.27      Amended, Restated and Renewal Line of Credit Promissory Note
             dated April 24, 1996 of the Company..........................

  10.28      Overline Line of Credit Note dated April 24, 1996 of the
             Company......................................................

  10.29      First Amendment of Guaranty and Joinder of Guarantors dated
             April 24, 1996...............................................

  10.30      First Amendment to Stock Pledge and Security Agreements
             dated April 24, 1996 by FPM Behavioral Health, Inc...........

  10.31      First Amendment to Stock Pledge and Security Agreement dated
             April 24, 1996 by the Company................................

  10.32      Stock Purchase Agreement dated September 10, 1996 between
             Paul Ramsay Hospitals Pty. Limited and the Company...........

  10.33      $1,600,000 Promissory Note dated June 28, 1996 of the Company

  10.34      $1,400,000 Grid Note dated August 7, 1996 of the Company.....

  10.35      Exchange Agreement dated September 10, 1996 among Paul
             Ramsay Hospitals Pty. Limited, Paul J. Ramsay and the Company

  10.36      Ramsay Managed Care, Inc. 1996 Long Term Incentive Plan......

Exhibit                                                                                   Sequential
Number                          Document Description                                      Page No.
- -------                         --------------------                                      --------

     11      Computation of Per Share Earnings............................
     21      List of Subsidiaries.........................................
     23      Consent of Ernst & Young LLP.................................
     24      Powers of Attorney (See "Power of Attorney" in Form 10 KSB)..                   --
     27      Financial Data Schedule......................................