Form 10-Q/A
period 1995-09-30
RAMSAY MANAGED CARE INC
filed 1996-10-01
CIK 932275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB-A
                               Amendment Number 1

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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

                                    Yes X No

         The number of shares of the Registrant's Common Stock outstanding at November 2, 1995 follows:

           Common Stock, par value $0.01 per share - 6,370,909 shares

      Transitional Small Business Disclosure Format (Check one): Yes No X

                            RAMSAY MANAGED CARE, INC.

                                   FORM 10-QSB


                                      INDEX



                                                                          Page
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
     Consolidated balance sheets - September 30, 1995
         and June 30, 1995 (unaudited) ......................                1

     Consolidated statements of income - quarters ended September 30, 1995
         and 1994 (unaudited)................................                3

     Consolidated statements of cash flows - quarters ended September 30,
         1995 and 1994 (unaudited)...........................                4

     Notes to consolidated financial statements -
         September 30, 1995 (unaudited)......................                5

* Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations...........                8


Part II.  OTHER INFORMATION

     Item 6. Exhibits and Current Reports on Form 8-K........               14

     SIGNATURES..............................................               15


* Not amended

                          PART I. FINANCIAL INFORMATION


                            RAMSAY MANAGED CARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                              September 30          June 30
                                                  1995                1995
                                            -----------------   -------------

Assets
Current assets:
   Cash and cash equivalents....            $    2,751,000    $     4,314,000
Accounts receivable, less allowance for doubtful
     accounts of $47,000 and $33,000 at September
     30 and June 30, 1995 respectively...          757,000            925,000
   Other receivables.....................          100,000             67,000
   Income tax receivable.................          319,000            314,000
   Deferred income taxes.................          136,000            142,000
   Other current assets...................         277,000            282,000
                                               --------------   ---------------
Total current assets......................       4,340,000          6,044,000

Other assets:
   Restricted cash........................       1,250,000          1,253,000
   Goodwill and other intangible assets...      10,022,000         10,217,000
   Deferred preopening and organizational costs  2,131,000          1,857,000
   Other non-current assets................        481,000            281,000
                                                 -----------     -------------
Total other assets..........................    13,884,000         13,608,000

Property and equipment:
   Building and improvements................       137,000            121,000
   Equipment, furniture and fixtures........     2,343,000          2,149,000
                                               -------------      ------------
                                                 2,480,000          2,270,000
   Less accumulated depreciation............     1,166,000          1,074,000
                                               -------------      ------------
Total property and equipment................     1,314,000          1,196,000


Total assets................................$   19,538,000   $     20,848,000
                                               ============       ===========









                 See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                  September 30    June 30
                                                    1995            1995
                                                --------------   ----------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable....................       $    2,062,000   $      2,384,000
   Accrued salaries and wages..........              761,000            518,000
   Hospital and medical claims payable..             893,000            922,000
   Other accrued liabilities............             423,000            281,000
   Due to related party......................      1,517,000          1,441,000
   Current portion of long-term debt.........      1,305,000            978,000
                                                --------------     -------------
Total current liabilities....................      6,961,000          6,524,000

Deferred income taxes........................        920,000            920,000
Long-term debt, less current portion:
   Due to related party......................      5,647,000          6,000,000
   Other.....................................      1,598,000          1,820,000

Stockholders' equity:
ClassA  convertible  preferred  stock,  $.01 par
  value -  authorized  1,000,000 shares; issued
  -0- shares at September 30, 1995 and -0- shares
  at June 30, 1995.............                         --                 --
Common stock, $.01 par value - authorized
   20,000,000 shares; issued 6,370,909 shares at
   September 30, 1995 and 6,370,909 shares at June
   30, 1995............. ........                     64,000             64,000
Additional paid-in capital.......                  7,393,000          7,393,000
Retained earnings (deficit)......                 (2,684,000)        (1,512,000)
Note receivable to purchase common stock..          (361,000)          (361,000)
                                               --------------    ---------------
Total stockholders' equity................         4,412,000          5,584,000
                                                -------------     -------------
Total liabilities and stockholders' equity.   $   19,538,000   $     20,848,000
                                                 ============      ============










                 See notes to consolidated financial statements.

                           RAMSAY MANAGED CARE, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)


                                                                Quarter Ended
                                               September 30        September 30
                                                  1995                1994
                                              -----------------  ---------------

Revenues:
   Managed care revenue.................... $     4,494,000    $      3,143,000
   Clinical fee for service and other
   revenue........................                  445,000             319,000
                                                 ------------        -----------
Total revenues....................                4,939,000           3,462,000

Operating expenses:
   Contracted provider services...                1,836,000           1,043,000
   Salaries, wages and benefits...                2,527,000           1,407,000
   Management fees charged by related
   companies............                             70,000             109,000
   General and administrative expenses.           1,150,000             550,000
   Depreciation and amortization.......             330,000             228,000
   Interest and other financing charges             198,000              63,000
                                                ------------       ------------
Total operating expenses...............           6,111,000           3,400,000
                                                ------------        -----------
(Loss) income before income taxes......          (1,172,000)             62,000

Income tax (benefit) expense...........                ---               56,000
                                             -----------------------------------
Net (loss) income.......................    $    (1,172,000)   $          6,000
                                                ============        ===========

(Loss) income per common share..........             $(0.18)              $0.00
                                                     ==========================

Weighted average number of shares outstanding...  6,370,909           2,500,002
                                                  ==========       ============







                 See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                  Quarter Ended
                                               September 30        September 30
                                                  1995                1994
                                              ------------         ------------
Cash flows from operating activities.....   $   (1,172,000)    $        6,000
Net (loss) income
Adjustments to  reconcile  net (loss)
  income to net cash  provided by
  operating activities:
     Depreciation and amortization.......          330,000            228,000
     Other...............................          (55,000)               ---
     Cash flows from (increase) decrease
     in operating assets:
         Accounts receivable, net........          168,000             19,000
         Other receivables...............          (33,000)               ---
         Income tax receivable...........           (5,000)          (159,000)
         Deferred income taxes...........            6,000             76,000
         Other current assets............            5,000            (64,000)
         Other non-current assets........         (200,000)             6,000
     Cash flow from increase (decrease) in
         operating liabilities:
         Accounts payable................         (322,000)           271,000
         Accrued salaries, wages and other
         liabilities...............                243,000             91,000
         Hospital and medical claims payable        29,000            272,000
         Due to related party...............        76,000                ---
         Other accrued liabilities..........       142,000           (133,000)
                                            -----------------------------------
Total adjustments........................          384,000            607,000
                                                  ----------         ---------
Net cash (used) provided by operating
  activities.....................                 (788,000)           613,000
                                                ------------       -----------

Cash flows from investing activities
Expenditure for property and equipment..          (210,000)           (99,000)
Preopening and organizational costs......         (274,000)          (143,000)
Other intangibles........................          (43,000)           (29,000)
                                                  ----------------------------
Net cash used in investing activities....         (527,000)          (271,000)
                                                 -----------------------------

Cash flows from financing activities
Payments to related party................              ---            (46,000)
Payment on debt..........................         (248,000)          (318,000)
                                                  ----------------------------
Net cash (used) provided by financing
  activities.............................         (248,000)          (364,000)
                                                  -----------------------------
Net (decrease) increase in cash and cash
 equivalents.............................       (1,563,000)           (20,000)
Cash and cash equivalents at beginning
 of period...............................        4,314,000            763,000
                                                ----------           --------
Cash and cash equivalents at end of period. $    2,751,000   $        743,000
                                                ==========           ========

Supplemental  disclosures of cash flow
  information  Cash paid (received)  during
  the period for:
   Interest..............................   $      179,000   $         75,000
                                                  ========            =======
   Income taxes..........................   $     (158,000)  $             0
                                                ===========          ========

                 See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                               September 30, 1995

 NOTE 1

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and three months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year.

         The Company was incorporated in the State of Delaware in July, 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993.

NOTE 2

The Company's long-term debt consists of the following:

                                                September 30          June 30
                                                   1995                 1995
                                                -------------------------------

8% 6-year unsecured promissory note issued
     to Ramsay Health Care, Inc. payable
     quarterly, due September 30, 2000.....   $    6,000,000     $    6,000,000
Variable rate (interest rate of 8.7% at June 30,
     1995), 3-year secured term loan to First
     Union National Bank of Florida, Inc.,
     payable quarterly, due January 31, 1998.      1,528,000          1,667,000
8.25% 3-year secured promissory note issued in
     connection with the acquisition of HDI,
     payable monthly, due June 30, 1997......        583,000            667,000
7.25% 2-year unsecured notes due to former
     shareholders of FPA, payable monthly, due
     May 10, 1996............................         57,000             71,000
Other notes and leases payable...............        388,000            393,000
                                                   ----------------------------
                                                   8,550,000          8,798,000
Less amounts due within one year.............      1,305,000            978,000
                                                   ----------------------------
                                              $    7,245,000     $    7,820,000
                                                   =========          =========

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

         As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totalling $2,500,000. These debentures were prepaid with the proceeds of a 3-year secured term loan on April 28, 1995. The variable rate, 3-year secured term loan by a bank is secured by the stock and assets of RMCI's subsidiary, FPM Behavioral Health, Inc. and its subsidiaries ("FPM"). The net book value of FPM at September 30, 1995 was approximately $773,000. The term loan requires, among other things, that FPM maintain various financial ratios and a minimum level of stockholders' equity. At September 30, 1995, the minimum required level of FPM stockholders' equity was $700,000. The term loan is payable in quarterly installments with the last payment due January 31, 1998.

         Under the provisions of the term loan, FPM was required to maintain a fixed charge coverage ratio of 1.25:1. At June 30, 1995, FPM's fixed charge coverage ratio was less than the requirement. The bank agreed to reduce the fixed charge coverage ratio requirement to 1.0:1 at June 30, 1995 and for the period through June 30, 1996. Management believes FPM's operations in fiscal year 1996 will be sufficient to maintain compliance with the reduced fixed charge coverage ratio requirement. Accordingly, amounts payable under the term loan agreement at September 30, 1995 are classified as long-term in the accompanying balance sheet.

         As part of the acquisition of certain assets of Human Dynamics Institute ("HDI"), the Company issued an 8.25% secured promissory note due June 30, 1997. This note is secured by the stock of the Company's wholly-owned subsidiary, FPMBH of Arizona, Inc., which was the acquiring entity of the assets of HDI. It is payable in 36 equal monthly installments which began July 31, 1994 with the final installment due June 30, 1997. At September 30, 1995, FPMBH of Arizona, Inc. had a net book value of $624,000.

         The Company has a Revolving Credit Facility (Facility) with a bank for up to $4,200,000. An aggregate amount of up to $3,250,000 of the Facility is available for acquisitions and an aggregate amount of up to $950,000 is available for working capital and general corporate purposes. The Facility matures in January 2000. At September 30, 1995, $527,000 was outstanding under the working capital portion of the Facility.

         On April 24, 1995, RHCI distributed, in the form of a dividend, all of the shares of the Company's common stock held by it to the holders of RHCI's common stock, Class A convertible preferred stock and Class B convertible preferred stock (the "Distribution").

         In addition to the Subordinated Promissory Note and pursuant to a Distribution Agreement between RMCI and RHCI which governed the Distribution, RMCI agreed to pay amounts owed to RHCI as of April 24, 1995 (the "Distribution Date") totalling approximately $1,100,000. Pursuant to the Distribution Agreement, $600,000 of this amount was payable by RMCI on or before October 21, 1995 or on such other date and on such other terms and conditions as mutually agreed to by RMCI and RHCI. RMCI paid $275,000 to RHCI on June 30, 1995 in partial satisfaction of the amount due on October 21, 1995 and the parties are currently discussing deferred payment terms on the remaining $325,000. The balance of the amount outstanding on the Distribution Date, approximately $500,000, is payable on or before December 31, 1996, together with interest at 7% per annum accruing from October 21, 1995, or on such other date and on such other terms and conditions as shall be mutually agreed to between RMCI and RHCI.

         Subsequent to the Distribution Date, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date and provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the Distribution. RMCI will pay RHCI for these amounts, which at September 30, 1995 totalled approximately $725,000, on terms currently being discussed between the parties.

NOTE 3

         The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At September 30, 1995, the Company has estimated operating loss carry forwards of approximately $1,744,000 income tax purposes, which expire from 2005 to 2010 and approximately $3,055,000 for state income tax purposes, which expire from 2005 to 2010, and are available to reduce future income taxes.

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

         Furthermore, RMCI's strategy has been to expand its managed care efforts into the health maintenance organization (HMO) arena by way of development. The Company currently holds licenses to operate HMO's in the states of Louisiana and Mississippi and has applied for a license in Alabama. The Company commenced marketing its services in the state of Louisiana in May 1995 and enrolled its first membership on June 1.

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

Results of Operations

         The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of income as a percentage of the Company's net revenues. The discussion following this table quantifies the significant fluctuations in amounts reported in the Company's consolidated statements of income between periods.


                                                      Percentage of Net Revenue
                                                           Quarter Ended
                                                           September 30
                                                        1995              1994
                                                        ----------------------
         Net revenues.....                             100.0 %          100.0 %
                                                        -----            -----
         Operating expenses:
         Contracted provider services...                37.2 %           30.1 %
         Salaries, wages and benefits...                51.2 %           40.6 %
         Other operating expenses.......                24.7 %           19.1 %
         Depreciation and amortization..                 6.6 %            6.6 %
         Interest and other financing changes...         4.0 %            1.8 %
                                                        -----            -----
         Total operating expenses......                123.7 %           98.2 %
                                                        -----            -----

         Income (loss) before income taxes....         (23.7)%            1.8 %
                                                       ======           ======


Quarter Ended September 30, 1995
Compared to Quarter Ended September 30, 1994

         Net revenues in the quarter ended September 30, 1995, were $ 4.9 million compared to $ 3.5 million in the comparable quarter of the prior fiscal year. The increase in net revenues is attributable to new managed care contracts obtained, in particular in West Virginia effective January 1, 1995. Clinical and other clinical service revenue increased as a result of new clinics opened during calendar 1995. In addition, revenues increased due to HMO operations which began in Louisiana in June 1995.

         Contracted provider services increased to $1.8 million in the September quarter of 1995 compared to $1.0 million in the prior year September quarter as a result of the increased number of members whose care is managed by the Company.

         Other operating expenses comprising salaries and wages, and general and administrative expenses increased from $2.0 million to $3.7 reflecting the expanded operations base of the Company's managed behavioral health division ("FPM") and the development during the fiscal 1996 September quarter of the Company's HMO division ("Apex Healthcare"). Significant start-up losses were incurred during the September quarter and management expects that these losses will continue in the HMO division.

         The Company's loss before income taxes of $1.2 million occurred as a result of significant marketing and development costs in the expansion of the Company's behavioral health managed care services, and start-up costs associated with the Company's HMO division.

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

         Pursuant to the Distribution Agreement between RMCI and RHCI, RMCI agreed to pay amounts owed to RHCI as of the Distribution Date. RMCI will also pay RHCI for services performed and amounts paid on behalf of RMCI subsequent to the Distribution Date. The terms of repayment related to certain of the amounts owed to RHCI at September 30, 1995 (excluding the Subordinated Promissory Note), totalling approximately $1,050,000, are currently being discussed between RMCI and RHCI. See Note 2 on page 7.

         The Company's sources of liquidity primarily will be its cash flow from operations and the proceeds from a $4,200,000 Revolving Credit Facility described below under "Financing," of which $3,250,000 will be available for acquisitions by the Company and $950,000 will be available for working capital and other general corporate purposes. In addition, the Company received $2,500,000 in May 1995 in connection with the second and final closing under the Equity Investment. Finally, in June 1995 the Company received additional cash (at $2.00 per share) upon the exercise of the 960,913 rights issued in connection with the Rights Offering of approximately $823,000 (net of expenses). The Company expects to use its sources of liquidity for working capital and other general corporate purposes, including for costs discussed above, costs associated with the establishment and development of health maintenance organization businesses and related provider networks in the southeastern region of the United States and for possible acquisitions of managed mental health care businesses. The Company will consider the possible establishment and development of health maintenance organization businesses and any possible acquisitions in light of its sources of liquidity and cash requirements existing at the time that the development or acquisition opportunity is presented. Accordingly, the Company anticipates that it will allocate its resources in such a fashion so as to provide for then existing development or acquisition costs prior to undertaking future expansion. There can be no assurance that the Company will expand its operations by development, acquisition or internal expansion or that any development effort, acquisition or expansion will be profitable.

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

         As of September 30, 1995, the aggregate amount of principal and interest on the foregoing obligations payable during the fiscal year of the Company ending June 30, 1996 and during each of the next four fiscal years of the Company will be approximately $978,000, $2,331,000, $2,047,000, $1,491,000, and $1,491,000, respectively. The foregoing amounts take into account the replacement of the Debentures with the secured Term Loan, but do not take account of any repayments on the Revolving Credit Facility.

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

         Financing. On April 28, 1995, the Company's loan agreement (the "Credit Facility") with First Union National Bank of Florida (the "Bank") became effective. Pursuant to the Credit Facility, the Bank will provide secured Revolving Credit Facility of up to $4,200,000 to the Company and a secured Term Loan of $1,667,000 for prepayment of Debentures mentioned above. An aggregate amount of up to $3,250,000 of the Revolving Credit Facility will be available for acquisitions by the Company and an aggregate amount of up to $950,000 will be available for working capital and other general corporate purposes. The Revolving Credit Facility will mature in January, 2000, unless the Credit Facility is earlier terminated in accordance with its terms. Currently, approximately $627,000 is outstanding under the Revolving Credit Facility. The proceeds of the Term Loan were used to prepay the outstanding principal amount of the Debentures in full. The Term Loan will mature in January, 1998. The Revolving Credit Facility and the Term Loan will bear interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 2.5%, or (ii) the Bank's Prime Rate plus 0.5%.

         The Credit Facility is secured by a pledge of the stock of RMCI's subsidiaries (other than the subsidiaries of RMCI conducting or which will conduct health maintenance organization businesses), and the accounts receivable of RMCI's subsidiaries (other than the subsidiaries of RMCI conducting or which will conduct health maintenance organization businesses).

         The Credit Facility contains covenants customary for facilities of this type, which include, without limitation, covenants which contain limitations on the ability of the Company and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, or (iv) acquire businesses. In addition, the Credit Facility will contain financial covenants related to senior debt to cash flow, interest coverage, fixed charge coverage and minimum stockholders equity. See Note 2 on page 6.

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are as follows:

                 Exhibit 11 Computation of Net Income (Loss) per Share
                 Exhibit 27 Financial Data Schedule

         (b)     Current Reports on Form 8-K

There were no Current Reports on Form 8-K filed with the Commission during the quarter ended September 30, 1995.

                            RAMSAY MANAGED CARE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                            RAMSAY MANAGED CARE, INC.
                                            Registrant


                                            /s/ Warwick D. Syphers
                                            Chief Financial Officer





Date:  September 20, 1996