Form 10-Q/A
period 1995-12-31
RAMSAY MANAGED CARE INC
filed 1996-10-01
CIK 932275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB-A
                               Amendment Number 1

(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

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

                                    Yes X No

         The number of shares of the Registrant's Common Stock outstanding at February 9, 1995 follows:

           Common Stock, par value $0.01 per share - 6,370,909 shares

Transitional Small Business Disclosure Format (Check one):    Yes        No   X

                            RAMSAY MANAGED CARE, INC.

                                   FORM 10-QSB


                                      INDEX


                                                                      Page
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
     Consolidated balance sheets - December 31, 1995
         and June 30, 1995 (unaudited)..................                1

     Consolidated statements of operations - three to six
     months ended December 31, 1995
     and 1994, (unaudited)..............................                3

     Consolidated statements of cash flows - six months
     ended December 31, 1995 and 1994 (unaudited).......                4

     Notes to consolidated financial statements -
         December 31, 1995 (unaudited)..................                6

*Item 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations......                9


Part II.  OTHER INFORMATION

     Item 6. Exhibits and  Reports on Form 8-K..........               15

     SIGNATURES.........................................               16


*Not amended

                          PART I. FINANCIAL INFORMATION


                            RAMSAY MANAGED CARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                  December 31          June 30
                                                     1995                1995
                                                ------------------   ----------

Assets
Current assets:
   Cash and cash equivalents......            $    1,144,000    $     4,314,000
Accounts receivable, less allowance for doubtful
     accounts of $42,000 and $33,000 at December
     31, 1995 and June 30, 1995, respectively        894,000            925,000
   Other receivables.........................         87,000             67,000
   Income tax receivable.....................        314,000            314,000
   Deferred income taxes.....................           ----            142,000
   Other current assets......................        395,000            282,000
                                               --------------   ---------------
Total current assets.........................      2,834,000          6,044,000

Other assets:
   Restricted cash...........................      1,250,000          1,253,000
   Goodwill and other intangible assets......      9,846,000         10,217,000
   Deferred preopening and organizational costs    2,618,000          1,857,000
   Other non-current assets....................      223,000            281,000
                                                  -----------     -------------
Total other assets............................... 13,937,000         13,608,000

Property and equipment:
   Building and improvements.....................    137,000            121,000
   Equipment, furniture and fixtures.............  2,490,000          2,149,000
                                                 ------------      ------------
                                                   2,627,000          2,270,000
   Less accumulated depreciation................   1,259,000          1,074,000
                                                -------------      ------------
Total property and equipment...................    1,368,000          1,196,000

Total assets.....................             $   18,139,000   $     20,848,000
                                                 ============       ===========









                               See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                   December 31          June 30
                                                      1995                1995
                                                    --------------   ----------
Liabilities and stockholders' equity Current liabilities:
   Accounts payable................             $    1,277,000   $    2,384,000
   Accrued salaries and wages......                    842,000          518,000
   Hospital and medical claims payable.              1,571,000          922,000
   Other accrued liabilities...........                399,000          281,000
   Due to related party................              1,788,000        1,441,000
   Current portion of long-term debt....             1,684,000          978,000
                                                  --------------   -------------
Total current liabilities..........                  7,561,000        6,524,000

Deferred income taxes..............                    778,000          920,000
Long-term debt, less current portion:
   Due to related party............                  5,294,000        6,000,000
   Other.............................                1,098,000        1,820,000

Stockholders' equity:
Class A convertible  preferred  stock,  $.01 par
  value - authorized 1,000,000 shares; issued
  -0- shares at December 31, 1995 and -0- shares
  at June 30, 1995..                                        --               --
Common stock, $.01 par value - authorized
   20,000,000 shares; issued 6,370,909 shares at
   December 31, 1995 and 6,370,909 shares at June
   30, 1995......................                     64,000             64,000
Additional paid-in capital.......                  7,393,000          7,393,000
Retained earnings (deficit)......                 (3,698,000)        (1,512,000)
Note receivable to purchase common stock..          (351,000)          (361,000)
                                               --------------    ---------------
Total stockholders' equity..............           3,408,000          5,584,000
                                                -------------     -------------
Total liabilities and stockholders'
   equity................................     $   18,139,000   $     20,848,000
                                                 ============      ============









                 See notes to consolidated financial statements.

                                          RAMSAY MANAGED CARE, INC.

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (unaudited)


                               Quarter Ended                Six Months Ended
                            December 31  December 31  December 31  December 31
                              1995          1994           1995           1994
                          ------------------------     -------------------------

Revenues:

Managed care revenue...       $5,106,000  $3,190,000    $9,600,000    $6,333,000
 Clinical fee for service
 and other revenue....           462,000     303,000       907,000       622,000
                             -----------------------    ------------------------
Total revenues.........        5,568,000   3,493,000    10,507,000     6,955,000

Operating expenses:
 Contracted provider services  2,076,000     712,000     3,912,000     1,755,000
 Salaries, wages and benefits  2,793,000   1,660,000     5,320,000     3,067,000
 Management fees charged by
 related companies...........     62,000      66,000       132,000       175,000
 General and administrative
 expenses....................  1,119,000     627,000     2,256,000     1,177,000
 Depreciation and amortization   343,000     282,000       686,000       510,000
 Interest and other financing
 charges.....................    189,000     138,000       387,000       201,000
Total operating expenses..     6,582,000   3,485,000    12,693,000     6,885,000
                              ----------   ----------   ----------     ---------
Loss)income before income
 taxes....................    (1,014,000)      8,000    (2,186,000)       70,000

Income tax (benefit) expense.       ---       16,000          ---         72,000
                              -----------  -----------  -----------    ---------
Net (loss) income .........   $(1,014,000)  $ (8,000)  $(2,186,000) $    (2,000)
                             ============= ===========  ===========    =========

(Loss) income per common share     $(0.16)    $(0.00)       $(0.34)      $(0.00)
                                   =======    =======       =======      =======

Weighted average number of
 shares outstanding.......      6,370,909  3,612,749     6,370,909    3,050,328
                                =========  =========     =========    =========
 (Primary and fully diluted)


                 See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Six Months Ended
                                               December 31         December 31
                                                   1995                1994
                                               --------------      ------------

Cash flows from operating activities
Net(loss) income.................               $(2,186,000)    $       (2,000)
Adjustments to  reconcile  net (loss)
income to net cash  provided by operating
activities:
 Depreciation and amortization....                  686,000            510,000

 Cash flows from (increase) decrease
 in operating assets:
  Accounts receivable, net...........                31,000            (45,000)
  Other receivables..................               (20,000)          (116,000)
  Deferred income taxes..............              (115,000)          (181,000)
  Other current assets...............              (113,000)          (410,000)
  Other non-current assets...........                58,000           (396,000)
 Cash flow from increase (decrease)
 in operating liabilities:
  Accounts payable...................            (1,107,000)           253,000
  Accrued salaries, wages and other
  liabilities........................               324,000            122,000
  Hospital and medical claims payable..             649,000            129,000
  Due to related party...............               347,000               ---
  Other accrued liabilities..........               118,000            (81,000)
                                                 -----------          ---------
Total adjustments..  ................               858,000           (215,000)
                                                   ---------         ----------
Net cash (used) provided by operating
 activities..........................            (1,328,000)          (217,000)
                                                 -----------         ----------

Cash flows from investing activities
Expenditure for property and equipment             (357,000)           (86,000)
Deposit of funds in connection with establishment
   of health maintenance organization..               3,000         (1,000,000)
Preopening and organizational costs..              (776,000)              ---
Net cash used in investing activities.           (1,130,000)        (1,086,000)
                                                 -------------     ------------











                See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.

                                   (unaudited)

                                                         Six Months Ended
                                                   December 31     December 31
                                                      1995             1994
                                                   ----------------------------


Cash flows from financing activities
Advances from (payments) to related party......          ---            869,000
Payment on debt................................     (722,000)          (633,000)
Issuance of common stock..............                   ---          3,172,000
Expenditure for costs related to distribution and
  certain stock transactions...................          ---           (956,000)
Receipt from note receivable to purchase common
  stock........................................       10,000               ---
                                                   ---------          ----------
Net cash (used) provided by financing activities.   (712,000)         2,452,000
                                                   ----------         ----------
Net (decrease) increase in cash and cash
  equivalents..................................   (3,170,000)         1,149,000
Cash and cash equivalents at beginning of period   4,314,000            763,000
                                                  ----------         ----------
Cash and cash equivalents at end of period......$  1,144,000       $  1,912,000
                                                   ==========         =========

Supplemental  disclosures of cash flow information
  Cash paid (received)during the period for:
   Interest.................................... $    258,000       $     12,000
                                                    =========          =========
   Income taxes................................ $   (125,000)      $     25,000
                                                    =========          =========














                 See notes to consolidated financial statements.

                            RAMSAY MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                                December 31, 1995

 NOTE 1

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year. The Company was incorporated in the State of Delaware in July, 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993. NOTE 2 The Company's long-term debt consists of the following:
                                               December 31            June 30
                                                   1995                 1995
                                                -------------------------------

8% 6-year unsecured promissory note issued
     to Ramsay Health Care, Inc. payable
     quarterly, due September 30, 2000....  $    6,000,000      $    6,000,000
Variable rate (interest rate of 8.1875%at
     December 1995 and 8.7% at June 30,1995),
     3-year secured term 1995), 3-year
     secured term loan to First Union National
     Bank of Florida, Inc., payable quarterly,
     due January 31, 1998.....                   1,389,000           1,667,000
8.25% 3-year secured promissory note issued in
     connection with the acquisition of HDI,
     payable monthly, due June 30, 1997.....       500,000             667,000
7.25% 2-year unsecured notes due to former
     shareholders of FPA, payable monthly, due
     May 10, 1996............................       32,000              71,000
Other notes and leases payable...............      155,000             393,000
                                                  -----------------------------
                                                 8,076,000           8,798,000
Less amounts due within one year.............    1,684,000             978,000
                                                  -----------------------------
                                             $   6,392,000      $    7,820,000
                                                 =========           =========

                            RAMSAY MANAGED CARE, INC.

     The 8%, six-year, unsecured promissory note (the "Subordinated Promissory Note") has been issued to Ramsay Health Care, Inc. ("RHCI"), which is the Company's former parent corporation, and represents certain amounts due to RHCI at October 25, 1994. The note is subordinated and junior to all indebtedness of the Company. Interest only is payable through September 30, 1996, at which time principal and interest will be payable in equal quarterly installments with the final payment due on September 30, 2000. As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totalling $2,500,000. These debentures were prepaid with the proceeds of a 3-year secured term loan on April 28, 1995. The variable rate, 3-year secured term loan by a bank is secured by the stock and assets of RMCI's subsidiary, FPM Behavioral Health, Inc. and its subsidiaries ("FPM"). The term loan requires, among other things, that FPM maintain various financial ratios and a minimum level of stockholders' equity. The term loan is payable in quarterly installments with the last payment due January 31, 1998. Under the provisions of the term loan, FPM was required to maintain a fixed charge coverage ratio of 1.25:1. At June 30, 1995, FPM's fixed charge coverage ratio was less than the requirement. The bank agreed to reduce the fixed charge coverage ratio requirement to 1.0:1 at June 30, 1995 and for the period through June 30, 1996. Management believes FPM's operations in fiscal year 1996 will be sufficient to maintain compliance with the reduced fixed charge coverage ratio requirement. Accordingly, amounts due greater than one year payable under the term loan agreement at December 31, 1995 are classified as long-term in the accompanying balance sheet. As part of the acquisition of certain assets of Human Dynamics Institute ("HDI"), the Company issued an 8.25% secured promissory note due June 30, 1997. This note is secured by the stock of the Company's wholly-owned subsidiary, FPMBH of Arizona, Inc., which was the acquiring entity of the assets of HDI. It is payable in 36 equal monthly installments which began July 31, 1994 with the final installment due June 30, 1997. The Company has a Revolving Credit Facility (Facility) with a bank for up to $4,200,000. An aggregate amount of up to $3,250,000 of the Facility is available for acquisitions and an aggregate amount of up to $950,000 is available for working capital and general corporate purposes. The Facility matures in January 2000. At December 31, 1995, $627,000 was outstanding under the working capital portion of the Facility. On April 24, 1995, RHCI distributed, in the form of a dividend, all of the shares of the Company's common stock held by it to the holders of RHCI's common stock, Class A convertible preferred stock and Class B convertible preferred stock (the "Distribution"). In addition to the Subordinated Promissory Note and pursuant to a Distribution Agreement between RMCI and RHCI which governed the Distribution, RMCI agreed to pay amounts owed to RHCI as of April 24, 1995 (the "Distribution Date") totalling approximately $1,100,000. Pursuant to the Distribution Agreement, $600,000 of this amount was payable by RMCI on or before October 21, 1995 or on such other date and on such other terms and conditions as mutually agreed to by RMCI and RHCI. RMCI paid $275,000 to RHCI on June 30, 1995 in partial satisfaction of the amount due on October 21, 1995. The remaining $325,000 together with the balance of the amount outstanding on the Distribution Date, approximately $500,000, is payable on or before December 31, 1996, together with interest at 7% per annum accruing from October 21, 1995, or on such other date and on such other terms and conditions as shall be mutually agreed to between RMCI and RHCI.

     Subsequent to the Distribution Date, RHCI paid additional amounts incurred by RMCI prior to the Distribution Date and provided certain administrative services to RMCI pursuant to certain agreements entered into in connection with the Distribution. RMCI will pay RHCI for these amounts, which at December 31, 1995 totalled approximately $855,000, on terms currently being discussed between the parties.

NOTE 3

     The provision for income taxes included in the consolidated statements of income differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, b) amounts deducted for financial reporting purposes that are not allowable deductions for federal and state income tax purposes and c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At December 31, 1995, the Company has estimated operating loss carry forwards of approximately $2,006,000 for Federal income tax purposes, which expire from 2005 to 2010 and approximately $3,317,000 for state income tax purposes, which expire from 2005 to 2010, and are available to reduce future income taxes.

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


                                                      Percentage of Net Revenue
                                                            Six months ended
                                                              December 31
                                                        1995              1994
                                                         ----------------------
         Net revenues............................       100.0 %          100.0 %
                                                        -----            -----
         Operating expenses:
         Contracted provider services............        37.2 %           25.2 %
         Salaries, wages and benefits............        50.6 %           43.5 %
         Other operating expenses.................       22.7 %           20.1 %
         Depreciation and amortization............        6.5 %            7.3 %
         Interest and other financing changes......       3.7 %            2.9 %
                                                         -----            -----
         Total operating expenses..................      120.7%           99.0 %
                                                         ------           -----
        Income (loss) before income taxes..........     (20.7)%            1.0 %
                                                         ======           =====


Six months  Ended  December 31, 1995
Compared to Six months Ended  December 31,1994

     Net revenues in the six months ended December 31, 1995, ("the period") were $ 10.5 million compared to $ 7.0 million in the comparable period of the prior fiscal year. The increase in net revenues is attributable to new managed care contracts obtained, in particular in West Virginia effective January 1, 1995. Clinical and other clinical service revenue increased as a result of new clinics opened during calendar 1995. In addition, revenues increased due to HMO operations which began in Louisiana in June 1995. Contracted provider services increased to $3.9 million in the period compared to $1.75 million in the prior year period as a result of the increased number of members whose care is managed by the Company.

     Other operating expenses comprising salaries and wages, and general and administrative expenses increased from $3.1 million to $5.3 reflecting the expanded operations base of the Company's managed behavioral health division ("FPM") and the development during the period of the Company's HMO division ("Apex Healthcare"). Significant start-up losses were incurred during the period and management expects that these losses will continue in the HMO division.

     The Company's loss before income taxes of $2.2 million for the period occurred as a result of significant marketing and development costs in the expansion of the Company's behavioral health managed care services, and start-up costs associated with the Company's HMO division.

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

     A portion of the funds received from the October 1994 Closing was used to meet the $1,300,000 minimum statutory capital requirements relating to obtaining the license in December 1994 for the operation of an HMO in Louisiana. In addition,in May 1995, $200,000 was used to meet minimum statutory capital requirements related to an application for an HMO license in the State of Alabama. Further, in connection with the Company's grant of an HMO license in the state of Mississippi, the Company required $250,000 to meet minimum statutory capital requirements. Statutes and regulations applicable to the operation of health maintenance organizations will require the Company to maintain minimum levels of capital and net worth and will limit the ability of the subsidiaries of the Company which will hold HMO licenses to pay dividends (to the Company as such subsidiaries' sole stockholder) or make certain investments. Except in connection with the Louisiana, Alabama and Mississippi HMO applications described above, the Company cannot quantify the effect of these statutory capital requirements. However, the imposition of these requirements will increase the cost of conducting its health maintenance organization businesses, thereby increasing the Company's cash requirements.

     Pursuant to the Distribution Agreement between RMCI and RHCI, RMCI agreed to pay amounts owed to RHCI as of the Distribution Date. RMCI will also pay RHCI for services performed and amounts paid on behalf of RMCI subsequent to the Distribution Date. The terms of repayment related to certain of the amounts owed to RHCI at December 31, 1995 (excluding the Subordinated Promissory Note), totalling approximately $1.8 million are currently being discussed between RMCI and RHCI. See Note 2 on page 6.

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

     As of December 31, 1995, the aggregate amount of principal and interest on the foregoing obligations payable during the fiscal year of the Company ending June 30, 1996 and during each of the next four fiscal years of the Company will be approximately $978,000, $2,331,000, $2,047,000, $1,491,000, and $1,491,000,
respectively. The foregoing amounts take into account the replacement of the Debentures with the secured term Loan, but do not take account of any repayments on the Revolving Credit Facility.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are as follows:

                 Exhibit 11 Computation of Net Income (Loss) per Share
                 Exhibit 27 Financial Data Schedule

         (b)     Current Reports on Form 8-K

There were no Current Reports on Form 8-K filed with the Commission during the quarter ended December 31, 1995.

                            RAMSAY MANAGED CARE, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                                       RAMSAY MANAGED CARE, INC.
                                                                      Registrant


                                                          /s/ Warwick D. Syphers
                                                              Warwick D. Syphers
                                                         Chief Financial Officer





Date: September 20, 1996