Form 10KSB/A
period 1996-06-30
RAMSAY MANAGED CARE INC
filed 1996-10-23
CIK 932275

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
          MARK ONE /X/  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                       OR
            / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            FOR THE TRANSITION PERIOD FROM ____________TO___________

                        COMMISSION FILE NUMBER 33-89514

                           RAMSAY MANAGED CARE, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                             72-1249464
      (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)
        ENTERGY CORPORATION BUILDING
       639 LOYOLA AVENUE, SUITE 1725                     70113
          NEW ORLEANS, LOUISIANA                       (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         INSURER'S TELEPHONE NUMBER, INCLUDING AREA CODE (504) 585-0515

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS   NAME OF EACH EXCHANGE ON WHICH REGISTERED
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
DAYS.  YES X   NO   .
          ---    ---

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

        AGGREGATE MARKET VALUE AS OF SEPTEMBER 13, 1996.....$ 3,598,484

     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $.01 PAR VALUE, AS OF SEPTEMBER 13, 1996.... 6,397,304
   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES     NO  X
                                                                  ---     ---

                      DOCUMENTS INCORPORATED BY REFERENCE

     LIST HEREUNDER THE DOCUMENTS, ALL OR PORTIONS OF WHICH ARE INCORPORATED BY REFERENCE HEREIN, AND THE PART OF THE FORM 10-KSB INTO WHICH THE DOCUMENT IS
INCORPORATED:

     DEFINITIVE PROXY STATEMENT TO BE FILED WITH RESPECT TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON NOVEMBER 21, 1996--PART III.

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

               The Company and its subsidiaries Apex, Apex Healthcare of Louisiana, Inc., Apex Healthcare of Alabama, Inc. and Apex Healthcare of Mississippi, Inc. commenced an action on July 1, 1996 in the Circuit Court of Jefferson County, Alabama against Parveez A. Oliaii (a former officer of the Company and the former chief executive officer of Apex), Berenson Minella & Company, Wexford Capital Corporation, Wexford Management LLC, Apex Acquisition Corporation and Karen M. Ryugo. The complaint alleges that all defendants tortiously and fraudulently interfered with the Company's proposed sale of Apex, including its subsidiaries, and alleges that Mr. Oliaii breached his employment contract with the Company and his fiduciary duties to all plaintiffs. The complaint seeks damages in an amount of no less than $3 million, plus punitive damages. Mr. Oliaii has asserted a counterclaim alleging that the plaintiffs breached his employment contract by terminating him without cause and failing to pay him certain compensation allegedly owed pursuant to the employment contract. Mr. Oliaii's counterclaim seeks damages of at least $325,000.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto fully authorized.

     DATED:  OCTOBER 21, 1996
                                           RAMSAY MANAGED CARE,  INC.

                                           BY: /S/ WARWICK D. SYPHERS
                                              ----------------------------------
                                                  WARWICK D. SYPHERS
                                                  EXECUTIVE VICE PRESIDENT

               Pursuant to the requirements of the Securities and Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     DATE                                SIGNATURE/TITLE
     ----                                ---------------

     DATED:  OCTOBER 21, 1996
                                         BY: */s/ PAUL J. RAMSAY
                                            ---------------------------------
                                            PAUL J. RAMSAY
                                            CHAIRMAN OF THE BOARD
                                            AND DIRECTOR

     DATED:  OCTOBER 21, 1996
                                         BY: */s/ LUIS E. LAMELA
                                            ---------------------------------
                                            LUIS E. LAMELA
                                            VICE-CHAIRMAN


     DATE                                SIGNATURE/TITLE
     ----                                ---------------

     DATED:  OCTOBER 21, 1996
                                         BY: /S/ WARWICK D. SYPHERS
                                            -------------------------------
                                            WARWICK D. SYPHERS
                                            EXECUTIVE VICE PRESIDENT, AND
                                            PRINCIPAL FINANCIAL AND
                                            ACCOUNTING OFFICER

     DATED:                              BY:_________________________________
                                         AARON  BEAM, JR.
                                         DIRECTOR


     DATED:  OCTOBER 21, 1996            BY: */s/ PETER J. EVANS
                                            -----------------------------------
                                         PETER J. EVANS
                                         DIRECTOR


     DATED:  OCTOBER 21, 1996            BY: */s/ THOMAS M. HAYTHE
                                            -------------------------------
                                         THOMAS M. HAYTHE
                                         DIRECTOR


     DATED:                              BY:_________________________________
                                         MOISES E. HERNANDEZ
                                         DIRECTOR


     DATED:  OCTOBER 21, 1996            BY: */s/ MICHAEL S. SIDDLE
                                            ----------------------------------
                                         MICHAEL S. SIDDLE
                                         DIRECTOR

     * BY: /S/ WARWICK D. SYPHERS
          -----------------------------
         (WARWICK D. SYPHERS
         ATTORNEY-IN-FACT)