Form 10QSB
period 1996-09-30
RAMSAY MANAGED CARE INC
filed 1996-11-19
CIK 932275

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(MARK ONE)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

    For the Transition period from ____________________to__________________

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

                        Yes      X           No     ___
                                ---

The number of shares of the Registrant's Common Stock outstanding at November 2, 1996 follows:

           Common Stock, par value $0.01 per share - 6,397,304 shares

Transitional Small Business Disclosure Format (Check one):  Yes ___  No   X
                                                                         ----

                               ------------------

                           RAMSAY MANAGED CARE, INC.

                                  FORM 10-QSB


                                     INDEX



                                                                                  Page
                                                                                  ----
Part I.  FINANCIAL INFORMATION


Item 1. Financial Statements
       Consolidated balance sheets - September 30, 1996
          and June 30, 1996 (unaudited)...........................................   1

       Consolidated statements of operations - quarters ended September 30, 1996
          and 1995 (unaudited)....................................................   3

       Consolidated statements of cash flows - quarters ended September 30,
          1996 and 1995 (unaudited)...............................................   4

       Notes to consolidated financial statements -
          September 30, 1996 (unaudited)..........................................   5

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations..............................  10


Part II.  OTHER INFORMATION

       Item 5. Other Information..................................................  16

       Item 6. Exhibits and Current Reports on Form 8-K...........................  17

       SIGNATURES.................................................................  18


                        PART I.   FINANCIAL INFORMATION

                           RAMSAY MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                       SEPTEMBER 30     JUNE 30
                                                            1996          1996
                                                       ------------    -----------
     ASSETS
     Current assets:
      Cash and cash equivalents.......................   $   156,000   $   228,000
      Accounts receivable, less allowance for doubtful
       accounts of $291,000 and $334,000 at September
       30 and June 30, 1996 respectively..............     1,168,000       846,000
      Prepaid expenses................................       339,000       382,000
      Other current assets............................        28,000        37,000
      Current assets of discontinued operation........     1,065,000     1,744,000
                                                         -----------   -----------
     Total current assets.............................     2,756,000     3,237,000

     Other assets:
      Goodwill and other intangible assets............     8,160,000     8,152,000
      Other non-current assets........................        60,000        60,000
      Other assets of discontinued operation..........     2,154,000    1,862 ,000
                                                         -----------   -----------
     Total other assets...............................    10,374,000    10,074,000

     Property and equipment:
      Building and improvements.......................       128,000       128,000
      Equipment, furniture and fixtures...............     1,880,000     1,830,000
                                                         -----------   -----------
                                                           2,008,000     1,958,000
      Less accumulated depreciation...................     1,234,000     1,170,000
                                                         -----------   -----------
     Total property and equipment.....................       774,000       788,000
                                                        --------------------------
     Total assets.....................................   $13,904,000   $14,099,000
                                                         ===========   ===========




     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                                  (UNAUDITED)


                                                        SEPTEMBER 30      JUNE 30
                                                            1996           1996
                                                        -------------  -------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable................................  $  1,224,000   $  1,397,000
      Accrued salaries and wages......................       797,000        641,000
      Hospital and medical claims payable.............     1,857,000      1,667,000
      Other current liabilities.......................       520,000        959,000
      Line of credit and note payable.................     1,500,000      1,900,000
      Current portion of long-term debt...............     2,604,000      2,334,000
      Current liabilities of discontinued operation...     1,604,000      1,579,000
      Reserve for operating loss from
       discontinued operation.........................       992,000      1,830,000
                                                        ------------   ------------
     Total current liabilities........................    11,098,000     12,307,000

     Due to affiliate.................................     2,524,000      1,851,000
     Advance from affiliate...........................            --      1,600,000
     Deferred income taxes............................     1,014,000        986,000
     Long-term debt, less current portion.............     4,707,000      5,202,000

     Stockholders' equity:
     Convertible preferred stock, $.01 par value
       - authorized 1,000,000 shares; issued 100,000
       shares at September 30, 1996 and -0- shares
       at June 30, 1996...............................     3,000,000             --
     Common stock, $.01 par value - authorized
      20,000,000 shares; issued 6,397,304 shares at
      September 30, 1996 and 6,397,304 shares at
      June 30, 1996...................................        64,000         64,000
     Additional paid-in capital.......................     7,095,000      7,095,000
     Accumulated deficit..............................   (15,598,000)   (15,006,000)
                                                        ------------   ------------
     Total stockholders' deficit......................    (5,439,000)    (7,847,000)
                                                        ------------   ------------
     Total liabilities and stockholders' equity.......  $ 13,904,000   $ 14,099,000
                                                        ============   ============



     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                   QUARTER ENDED
                                                            SEPTEMBER 30    SEPTEMBER 30
                                                                1996          1995 (a)
                                                            -------------  --------------
     Revenues:
      Managed care revenue................................    $5,181,000     $ 4,289,000
      Clinical fee for service and other revenue..........       641,000         429,000
                                                              ----------     -----------
     Total revenues.......................................     5,822,000       4,718,000

     Operating expenses:
      Contracted provider services........................     2,423,000       1,653,000
      Salaries, wages and benefits........................     2,189,000       2,184,000
      Management fees charged by related companies........        88,000          70,000
      General and administrative expenses.................     1,121,000       1,165,000
      Depreciation and amortization.......................       355,000         297,000
      Interest and other financing charges................       238,000         183,000
                                                              ----------     -----------
     Total operating expenses.............................     6,414,000       5,552,000
                                                              ----------     -----------

     Loss from continuing operations before income taxes..      (592,000)       (834,000)
     Income tax expense...................................            --              --
                                                              ----------     -----------
     Loss from continuing operations......................      (592,000)       (834,000)
     Discontinued operation:
      Loss from operations of discontinued HMO operation..            --        (338,000)
                                                              ----------     -----------

     Net loss.............................................    $ (592,000)    $(1,172,000)
                                                              ==========     ===========

     Loss per common share from continuing operations.....    $    (0.09)    $     (0.13)
     Loss per common share from discontinued operation....          0.00           (0.05)
                                                              ----------     -----------
     Loss per common share................................    $    (0.09)    $     (0.18)
                                                              ==========     ===========

     Weighted average number of shares outstanding........     6,397,304       6,370,909
                                                              ==========     ===========

     (a) Certain amounts for the quarter ended September 30, 1995 have been reclassified to reflect the Company's discontinued HMO operation.



     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              QUARTER ENDED
                                                                       SEPTEMBER 30   SEPTEMBER 30
                                                                           1996         1995 (a)
                                                                       -------------  -------------

     CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
     Net loss from continuing operations.............................     $(592,000)     $(834,000)
     Adjustments to reconcile net loss from continuing operations to net cash (used in) provided by operating activities:
       Depreciation and amortization.................................       355,000        297,000
       Other.........................................................        27,000             --
       Cash flows from (increase) decrease in operating assets:
          Accounts receivable, net...................................      (322,000)       168,000
          Prepaid expenses...........................................        43,000       (304,000)
          Other current assets.......................................         9,000        503,000
       Cash flow from increase (decrease) in operating liabilities:
          Accounts payable...........................................      (173,000)      (758,000)
          Accrued salaries, wages and other liabilities..............       156,000        211,000
          Hospital and medical claims payable........................       190,000        (74,000)
          Due to affiliate...........................................       673,000         76,000
          Other current liabilities..................................      (439,000)      (101,000)
                                                                          ---------      ---------
     Total adjustments...............................................       519,000         18,000
                                                                          ---------      ---------
     Net cash (used) provided by operating activities................       (73,000)      (816,000)
                                                                          ---------      ---------

     CASH FLOWS FROM DISCONTINUED OPERATION
     Net loss from discontinued operation............................            --       (338,000)
     Adjustments to reconcile net loss from discontinued operation to net cash used in discontinued operation:
       Depreciation and amortization.................................            --         33,000
       (Increase) decrease in current assets of
         discontinued operation......................................       679,000        129,000
       (Increase) decrease in other assets of
         discontinued operation......................................      (292,000)      (438,000)
       Increase (decrease) in current liabilities of
         discontinued operation......................................        25,000         63,000
       (Decrease) in reserve for operating loss from
         discontinued operation......................................      (838,000)            --
                                                                          ---------      ---------
     Total adjustments...............................................      (426,000)      (213,000)
                                                                          ---------      ---------
     Net cash used in discontinued operation.........................      (426,000)      (551,000)
                                                                          ---------      ---------



     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                                  (UNAUDITED)

                                                                     QUARTER ENDED
                                                              SEPTEMBER 30   SEPTEMBER 30
                                                                  1996         1995 (a)
                                                              -------------  -------------
     CASH FLOWS FROM INVESTING ACTIVITIES
     Expenditure for property and equipment.................       (50,000)      (109,000)
     Goodwill, preopening and development costs.............      (298,000)      (144,000)
     Other non-current assets...............................            --         77,000
                                                               -----------    -----------
     Net cash used in investing activities..................      (348,000)      (176,000)
                                                               -----------    -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Advances from (payments to) affiliate..................    (1,600,000)            --
     Incurrance of (payment on) debt........................      (625,000)       102,000
     Repayment on note receivable to purchase common stock..            --         10,000
     Issuance of preferred stock............................     3,000,000             --
                                                               -----------    -----------
     Net cash (used) provided by financing activities.......       775,000        112,000
                                                               -----------    -----------
     Net (decrease) increase in cash and cash equivalents...       (72,000)    (1,431,000)
     Cash and cash equivalents at beginning of period.......       228,000      3,495,000
                                                               -----------    -----------
     Cash and cash equivalents at end of period.............   $   156,000    $ 2,064,000
                                                               ===========    ===========

     SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid (received) during the period for:
      Interest..............................................   $   107,000    $   179,000
                                                               ===========    ===========
      Income taxes..........................................   $   (95,000)   $  (158,000)
                                                               ===========    ===========

     (a) Certain amounts for the quarter ended September 30, 1995 have been reclassified to reflect the Company's discontinued HMO operation.



     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1996

     NOTE 1.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996

       The Company was incorporated in the State of Delaware in July 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993.

       Certain amounts for the quarter ended September 30, 1995 have been reclassified to reflect the Company's discontinued HMO operation.

     NOTE 2.

       As of October 30, 1996, the Company entered into a definitive agreement to sell its HMO operation to an established healthcare provider (see "Item
     5. - Other Information" below).

       The closing of the sale is subject to regulatory approvals, third party consents and other customary closing conditions.

       Due to these conditions, the Company will not adjust the loss on sale of discontinued operation ($4,927,000) that was recorded for the year ended June 30, 1996 until the completion of the sale.

     NOTE 3.

       As previously announced, on October 1, 1996, the Company and Ramsay Health Care, Inc. ("RHCI") entered into an Agreement and Plan of Merger providing for the merger of the Company into a wholly owned subsidiary of RHCI. Following the merger, all amounts owed to RHCI by the Company will become an intercompany payable and receivable between the Company and RHCI, respectively.

       The merger is subject to approval by the shareholders of each company, the receipt of lender, governmental and other consents and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement filed by RHCI. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March 1997.

     NOTE 4.

     The Company's long-term debt consists of the following:


                                                             SEPTEMBER 30    JUNE 30
                                                                 1996         1996
                                                             ------------  -----------
     8% 6-year unsecured promissory note issued
       to Ramsay Health Care, Inc. payable
       quarterly, due September 30, 2000...................    $6,000,000   $6,000,000
     Variable rate (interest rate of 8.1601% at September
       30, 1996), 3-year secured term loan to First
       Union National Bank of Florida, Inc.,
       payable quarterly, due January 31, 1998.............       972,000    1,111,000
     8.25% 3-year secured promissory note issued in
       connection with the acquisition of HDI,
       payable monthly, due June 30, 1997..................       250,000      333,000
     3-year secured term loan to First Union
       National Bank of Florida, Inc., payable
       monthly through April 5, 1999, interest at
       prime plus 1% (interest of 9.25% at September
      30, 1996)............................................        89,000       92,000
                                                               ----------   ----------
                                                                7,311,000    7,536,000
     Less amounts due within one year......................     2,604,000    2,334,000
                                                               ----------   ----------
                                                               $4,707,000   $5,202,000
                                                               ==========   ==========


       The 8%, six-year, unsecured promissory note (the "Subordinated Promissory Note") issued to RHCI, which is the Company's former parent corporation, represents certain amounts due to RHCI at October 25, 1994. The note is subordinated and junior to all indebtedness of the Company. See note 3 above and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness" below.

       On April 26, 1996, the Company amended its credit facility (the "Credit Facility") with the First Union National Bank of Florida (the "Bank"). A previous Revolving Credit Facility for up to $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit (the "Master Revolver") and a $100,000 Term Loan.

       The Master Revolver will expire on December 31, 1996 and the Term Loan is repayable in 36 level monthly principal payments of $2,777.70, plus interest. At September 30, 1996, $1,500,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 3.0% or (ii) the Bank's prime rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's prime rate plus 1.0%.

       As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totaling $2,500,000. These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 2.5% or (ii) the Bank's prime rate plus 0.50%, as selected by the Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. This three year secured term loan, the additional Term Loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock RMCI's subsidiaries and the assets of RMCI's subsidiaries, and are required to be repaid with a portion of the proceeds from the sale of the Company's HMO operation (see Note 2 above and "Item 5. - Other Information" below).

       The Credit Facility contains covenants customary for facilities of this type, which include, without limitation, covenants which contain limitations on the ability of FPM and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, (iv) acquire businesses, or (v) pay dividends to the Company. In addition, the Credit Facility contains financial covenants related to senior debt to cash flow, interest coverage, and minimum stockholders' equity. At June 30, 1996, FPM's minimum stockholders' equity ratio was less than the requirement. The Bank agreed to waive this requirement for the year ended June 30, 1996.

       In connection with the Company's acquisition of certain assets of Human Dynamics Institute ("HDI"), through a wholly owned subsidiary, FPMBH of Arizona, Inc., the Company issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997.
     The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30, 1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. Upon payment in full of the HDI Note, the Bank will have a first priority lien on the common stock of FPMBH of Arizona under the Credit Facility.

       As at June 30, 1996, the aggregate amount of principal on the Company's indebtedness payable during the fiscal year of the Company ending June 30, 1997 and during each of the four next four fiscal years of the Company will be approximately $2,334,000, $2,001,000, $1,437,000, $1,412,000, and
     $352,000, respectively.


     NOTE 5.

               The provision for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes (a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, (b) amounts deducted for financial reporting purposes that are not allowable deductions for Federal and state income tax purposes and (c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At September 30, 1996, the Company has estimated operating loss carry forwards of approximately $4.9 million for Federal income tax purposes, which expire from 2005 to 2010 and approximately $6.6 million for state income tax purposes, which expire from 2005 to 2010, and are available to reduce future income taxes.

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

          At September 30, 1996, the Company operated in 10 states and has a strategy to consolidate its behavioral health operations through development and joint venture efforts in various regions of the country in which it currently operates.

          On November 5, 1996, the Company announced that it had entered into an agreement for the sale of its discontinued HMO operation (see "Item 5 - Other Information" below) .

          In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-QSB contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results or condition to differ materially from those set forth in any forward-looking statement. Some of the most significant factors include (i) the Company's inability to dispose of its HMO operation, (ii) the effects of competition on the Company's business, including the loss of a major customer or the loss of members of its provider network of physicians, hospitals, and other healthcare providers, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's businesses, or the failure to obtain exemptions from the existing statutory or regulatory provisions. Accordingly, there can be no assurances that any anticipated future results or condition will be achieved.


     RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of operations as a percentage of the Company's net revenues from continuing operations.



                                                       PERCENTAGE OF NET REVENUE
                                                             QUARTER ENDED
                                                             SEPTEMBER 30
                                                         1996          1995(a)
                                                     -------------  --------------

     Net revenues..................................        100.0 %       100.0 %
                                                           ------        ------
     Operating expenses:
     Contracted provider services..................         41.6 %        35.0 %
     Salaries, wages and benefits..................         37.6 %        46.3 %
     Management fees charged by related companies..          1.5 %         1.5 %
     Other operating expenses......................         19.3 %        24.7 %
     Depreciation and amortization.................          6.1 %         6.3 %
     Interest and other financing charges..........          4.1 %         3.9 %
                                                           ------        ------
     Total operating expenses......................        110.2 %       117.7 %
                                                           ------        ------

     Loss from continuing opertaions before
       income taxes................................        (10.2)%       (17.7)%
                                                           ======        ======


     (a) Certain amounts for the quarter ended September 30, 1995 have been reclassified to reflect the Company's discontinued HMO operation.


     QUARTER ENDED SEPTEMBER 30, 1996
     COMPARED TO QUARTER ENDED SEPTEMBER 30, 1995

            Net revenues in the quarter ended September 30, 1996, were $5.80 million compared to $4.70 million in the comparable quarter of the prior fiscal year. The increase in net revenues is attributable to new or expanded managed care contracts obtained, in particular in North Carolina effective October 1995 and Texas effective September 1996. Clinical and other clinical service revenue increased as a result of new clinics opened during calendar year 1995.

            Contracted provider services expenses increased to $2.40 million in the September quarter of 1996 compared to $1.65 million in the prior year September quarter as a result of the increased number of members whose care is managed by the Company.

            Other operating expenses comprising salaries and wages, and general and administrative expenses decreased from $3.45 million to $3.30 million reflecting the increasing efficiencies and cost management in the operations base of the Company's managed behavioral health division.

            The Company recorded a loss before income taxes of $592,000 compared to a loss of $834,000 incurred in the same quarter in the prior year. The Company's results continue to be impacted by general corporate costs, increased interest and amortization expenses, as well as continuing start up-costs in the clinical operations of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

            General. In connection with the Distribution of the Company's common stock on April 24, 1995 by Ramsay Health Care, Inc. ("RHCI") to its shareholders (the "Distribution"), the Company and RHCI entered into the Second Amended and Restated Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, each of RHCI and RMCI has agreed to pay to the other the net amount of all outstanding intercompany receivables and payables as of April 24, 1995 (other than those evidenced by the $6 million unsecured subordinated promissory note issued by RMCI to RHCI representing certain advances made by RHCI to or on behalf of RMCI (the "Subordinated Promissory Note") which are governed by the terms thereof). As of September 30, 1996, RMCI owed RHCI approximately $2.1 million in relation to these items, and in addition, accrued interest on the Subordinated Promissory Note of $480,000. See the discussion below under "Indebtedness" concerning RHCI's agreement not to require repayment of net cash advances and accrued interest on the Subordinated Promissory Note until after October 1997.

            During the quarter ended September 30, 1996, the Company used net cash of $73,000 in its continuing operations. The Company anticipates that its sources of liquidity during fiscal 1997 primarily will be its cash flow from continuing operations, funds anticipated to be received from the sale of its HMO operation, the proceeds from a $3 million private placement of preferred stock discussed under "Indebtedness" below and advances from an affiliate discussed under "Indebtedness" below. See also "Item 5 -Other Information" below.

            The Company expects to use its sources of liquidity for working capital and other general corporate purposes, including for the payment of costs and expenses discussed above and costs associated with the establishment and development of its managed mental healthcare business.

            There can be no assurance that the Company will expand its operations by development, acquisition or internal expansion or that any development effort, acquisition or expansion will be profitable.

            As discussed below (see "Indebtedness") the Company believes that it may require additional funds for working capital and general corporate purposes.

            Financing. On April 26, 1996, the Company amended its credit facility (the "Credit Facility") with the First Union National Bank of Florida (the "Bank"). A previous Revolving Credit Facility for up $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit (the "Master Revolver") and a $100,000 Term Loan.

            The Master Revolver will expire on December 31, 1996 and the $100,000 Term Loan is repayable in 36 level monthly principal payments of $2,777.70, plus interest. At September 30, 1996, $1,500,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus

     3.0% or (ii) the Bank's prime rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's prime rate plus 1.0%.

            In October 1996, the Credit Facility was further amended pursuant to which Apex Healthcare, Inc., a wholly owned subsidiary of the Company, guaranteed the obligations of the Company under the Credit Facility and the Company pledged all of the shares of capital stock of Apex to the Bank as collateral.

            As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totaling $2,500,000 (see "Indebtedness" below). These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 2.5% or (ii) the bank's prime rate plus 0.50%, as selected by the Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. This three year secured term loan, the additional term loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock of RMCI's subsidiaries and the assets of RMCI's subsidiaries, and are required to be repaid with a portion of the proceeds from the sale of the Company's HMO operation.

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

            Indebtedness. In connection with the Company's acquisition of all the outstanding shares of common stock of FPM in October 1993, FPM issued 7% debentures due October 31, 1996 (the "Debentures") in the aggregate principal amount of $2,500,000 to the selling stockholders of FPM, including Martin Lazoritz, Robert W. Pollack and I. Paul Mandelkern, officers of the Company or its subsidiaries. Subsequently, on April 28, 1995, these Debentures were prepaid with the proceeds of the $1,667,000 three year secured term loan discussed above.

            In connection with the Company's acquisition of the assets of HDI, through a wholly owned subsidiary FPMBH of Arizona, Inc., the Company issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and is payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997. The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30, 1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. (f/k/a Ramsay HDI). Upon payment in full of the HDI Note, the Bank will have a first priority lien on the common stock of FPMBH of Arizona under the Credit Facility.

            In addition, in connection with the Distribution of RMCI from RHCI, RMCI issued to RHCI the Subordinated Promissory Note in the principal amount of $6,000,000, evidencing certain funds advanced to or on behalf of RMCI by RHCI, including in connection with the acquisition of certain acquired businesses. Prior to its issuance, the amounts evidence by the Subordinated Promissory Note were recorded as intercompany indebtedness between RMCI and RHCI. Interest accrues on the Subordinated Promissory Note at an annual fixed rate of 8%.

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

            In September 1996, RHCI and RMCI commenced negotiations to restructure the payment terms associated with the net cash advances from RHCI totaling $2.1 million as at September 30, 1996, the interest due on the Subordinated Promissory Note for the year ending June 30, 1997 and the $480,000 of interest accrued on the Subordinated Promissory Note from October 1995 to September 30, 1996. Of the $6,000,000 due on the Subordinated Promissory Note, approximately $1,400,000 is due on or before June 30, 1997 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning September 30, 1997. RHCI has agreed not to require repayment of the interest on the Subordinated Promissory Note for the period October 1, 1995 through September 30, 1996 or the net cash advances until after October 1, 1997, all on terms and conditions to be mutually agreed upon.

            As of June 30, 1996, the aggregate amount of principal on the Company's indebtedness payable during the fiscal year of the Company ending June 30, 1997 and during each of the next four fiscal years of the Company will be approximately $2,334,000, $2,001,000, $1,437,000, $1,412,000, and
     $352,000, respectively.

            In June 1996, at the request of RMCI, Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals"), a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, agreed to loan RMCI up to $3,000,000 for working capital and general corporate purposes. On June 28, 1996, RMCI borrowed $1,600,000, which was evidenced by a demand promissory note (the "First Hospitals Note") payable to Ramsay Hospitals with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, RMCI borrowed an aggregate of $800,000, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Ramsay Hospitals in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as describe below, the First Hospitals Note and the Second Hospitals Note were repaid and canceled.

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

            In September 1996, a corporate affiliate of Mr. Ramsay formalized its agreement to provide an additional loan facility, if required, of up to $2,000,000 to the Company for working capital and general corporate purposes. Borrowings under this facility will bear interest at 15% per annum and the Company has agreed to pay Ramsay Hospitals a $100,000 facility fee in consideration for making the facility available to the Company. At November 1, 1996, $600,000 was borrowed by the Company under the facility.

            The Company may be required to raise additional funds for working capital, general corporate purposes, development and growth beyond its immediate plans and/or to remain competitive with its larger competitors. Any additional equity financing may result in substantial dilution to the stockholders of the Company. Except for the financing provided by the above mentioned affiliate commitment and the Master Revolver (which at September 30, 1996 was fully drawn), the Company has made no arrangements to obtain any additional debt financing, and there can be no assurance that the Company will be able to obtain any required additional funds.

     PART II - OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

          The Company has agreed to sell all of the issued and outstanding shares of common stock, $.01 par value (the "Apex Shares"), of Apex Healthcare, Inc. ("Apex"), a Delaware corporation and wholly owned subsidiary of the Company, to RoTech Medical Corporation ("RoTech"), a Delaware corporation, pursuant to a Stock Purchase Agreement dated as of October 30, 1996. Apex is engaged in the business of operating HMOs and related businesses in the states of Alabama, Louisiana and Mississippi.
     The purchase price for the Apex Shares is $4,350,000. The closing of the sale is subject to the receipt of regulatory approvals, third-party consents and other customary closing conditions. The determination of the consideration for the sale of Apex Shares was based on negotiations between the Company and RoTech.

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are listed on the attached Index to Exhibits.


          (b) Current Reports on Form 8-K

              There were no Current Reports on Form 8-K filed with the Commission during the quarter ended September 30, 1996. On October 2, 1996, the Company filed a Current Report on Form 8-K with the Commission.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                              RAMSAY MANAGED CARE, INC.
                              Registrant


                              /s/ Warwick D. Syphers
                              ---------------------------
                              Warwick D. Syphers
                              Chief Financial Officer




     Date:  November 19, 1996

                           RAMSAY MANAGED CARE, INC.


                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

 2.1 Stock Purchase Agreement dated as of October 30, 1996 by and among Apex Healthcare, Inc., Ramsay Managed Care, Inc. and RoTech Medical Corporation. Pursuant to Reg. S-B, Item 601(b)(2), the Company agrees to furnish a copy of the Disclosure Schedules to such Agreement to the Commission upon request.

 11        Computation of Net Income (Loss) per Share.

 27        Financial Data Schedule.