Form 10QSB
period 1996-12-31
RAMSAY MANAGED CARE INC
filed 1997-02-19
CIK 932275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)
/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

                                      OR

/  /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

    For the Transition period from ____________________to__________________

                          Commission file No. 0-26666

                           RAMSAY MANAGED CARE, INC.

       (Exact name of small business issuer as specified in its charter)

     Delaware                                     72-1249464
     (State or other jurisdiction                 (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

                                Columbus Center
                         One Alhambra Plaza, Suite 750
                       Coral Gables, Florida       33134
              (Address of principal executive offices) (Zip Code)

        Issuer's telephone number, including area code:  (305) 569-6993

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X           No
                                ---                 ---

     The number of shares of the Registrant's Common Stock outstanding at February 14, 1996 follows:

          Common Stock, par value $0.01 per share - 6,408,315 shares

Transitional Small Business Disclosure Format (Check one):     Yes     No   X
                                                                  ---      ---

                              ------------------

                           RAMSAY MANAGED CARE, INC.

                                  FORM 10-QSB


                                     INDEX

                                                            Page
                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
    Consolidated balance sheets - December 31, 1996
       and June 30, 1996 (unaudited).....................     1

    Consolidated statements of operations - three and
       six months ended December 31, 1996 and 1995
       (unaudited).......................................     3

    Consolidated statements of cash flows - six months
       ended December 31, 1996 and 1995 (unaudited)......     4

    Notes to consolidated financial statements -
       December 31, 1996 (unaudited).....................     6

Item 2. Management's Discussion and Analysis of
    Financial Condition and Results of Operations........    10


Part II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of
    Security Holders.....................................    17

Item 5. Other Information................................    17

Item 6. Exhibits and Current Reports on Form 8-K.........    17

SIGNATURES...............................................    19

                        PART I.   FINANCIAL INFORMATION

                           Ramsay Managed Care, Inc.

                          Consolidated Balance Sheets
                                  (unaudited)


                                                      December 31           June 30
                                                         1996                 1996
                                                      ------------          -------
Assets
Current assets:
   Cash and cash equivalents .....................    $   198,000         $   228,000
   Accounts receivable, less allowance
      for doubtful accounts of $282,000
      and $334,000 at December 31 and
      June 30, 1996, respectively.................      1,168,000             846,000
   Prepaid expenses...............................        217,000             382,000
   Other current assets...........................         27,000              37,000
   Current assets of discontinued operation.......      1,446,000           1,744,000
                                                      -----------         -----------
Total current assets..............................      3,056,000           3,237,000

Other assets:
   Goodwill and other intangible assets...........      8,205,000           8,152,000
   Other non-current assets.......................         75,000              60,000
   Other assets of discontinued operation.........      2,177,000           1,862,000
                                                      -----------         -----------
Total other assets................................     10,457,000          10,074,000

Property and equipment:
   Building and improvements......................        130,000             128,000
   Equipment, furniture and fixtures..............      1,907,000           1,830,000
                                                       ----------         -----------
                                                        2,037,000           1,958,000
   Less accumulated depreciation..................      1,303,000           1,170,000
                                                      -----------         -----------
Total property and equipment......................        734,000             788,000

                                                      -----------         -----------
Total assets......................................    $14,247,000         $14,099,000
                                                      ===========         ===========

See accompanying notes.

                           Ramsay Managed Care, Inc.

                                  (unaudited)

                                                      December 31           June 30
                                                         1996                 1996
                                                      -----------           -------

Liabilities and stockholders' equity
Current liabilities:
   Accounts payable...............................    $   985,000         $  1,397,000
   Accrued salaries and wages.....................        668,000              641,000
   Hospital and medical claims payable............      1,845,000            1,667,000
   Other current liabilities......................        506,000              959,000
   Line of credit and note payable................      1,500,000            1,900,000
   Current portion of long-term debt..............      2,873,000            2,334,000
   Current liabilities of discontinued operation..      1,759,000            1,579,000
   Reserve for operating loss from
      discontinued operation......................        172,000            1,830,000
                                                      -----------         ------------
Total current liabilities.........................     10,308,000           12,307,000

Due to affiliate..................................      2,789,000            1,851,000
Advance from affiliate............................      1,600,000            1,600,000
Deferred income taxes.............................      1,014,000              986,000
Long-term debt, less current portion..............      4,207,000            5,202,000

Stockholders' equity:
Convertible preferred stock, $.01 par value
   - authorized 1,000,000 shares; issued
   100,000 shares at December 31, 1996 and
   -0- shares at June 30, 1996....................      3,000,000                   --
Common stock, $.01 par value - authorized
   20,000,000 shares; issued 6,408,315 shares
   at December 31, 1996 and 6,397,304 shares
   at June 30, 1996...............................         64,000               64,000
Additional paid-in capital........................      7,102,000            7,095,000
Accumulated deficit...............................    (15,837,000)         (15,006,000)
                                                      -----------         ------------
Total stockholders' deficit.......................     (5,671,000)          (7,847,000)
                                                      -----------         ------------
Total liabilities and stockholders' equity........    $14,247,000         $ 14,099,000
                                                      ===========         ============

See accompanying notes.

                           Ramsay Managed Care, Inc.

                     Consolidated Statements of Operations
                                  (unaudited)


                                                             Quarter Ended                    Six Months Ended
                                                     December 31      December 31      December 31      December 31
                                                         1996           1995(a)            1996           1995(a)
                                                      ----------     -----------       -----------     -----------
Revenues:
 Managed care revenue............................     $5,116,000     $ 4,829,000       $10,271,000     $ 9,118,000
 Clinical fee for service and other revenue......        683,000         451,000         1,350,000         880,000
                                                      ----------     -----------       -----------     -----------
Total revenues...................................      5,799,000       5,280,000        11,621,000       9,998,000

Operating expenses:
 Contracted provider services....................      1,885,000       1,869,000         4,308,000       3,522,000
 Salaries, wages and benefits....................      2,466,000       2,332,000         4,655,000       4,516,000
 Management fees charged by related
  companies......................................         88,000          62,000           176,000         132,000
 General and administrative expenses.............      1,063,000       1,117,000         2,184,000       2,282,000
 Depreciation and amortization...................        340,000         332,000           695,000         629,000
 Interest and other financing charges............        196,000         207,000           434,000         390,000
                                                      ----------     -----------       -----------     -----------
Total operating expenses.........................      6,038,000       5,919,000        12,452,000      11,471,000
                                                      ----------     -----------       -----------     -----------

Loss from continuing operations before income
 taxes...........................................       (239,000)       (639,000)         (831,000)     (1,473,000)
Income taxes.....................................             --              --                --              --
                                                      ----------     -----------       -----------     -----------
Loss from continuing operations..................       (239,000)       (639,000)         (831,000)     (1,473,000)
Discontinued operation:
 Loss from operations of discontinued HMO
  operation......................................             --        (375,000)               --        (713,000)
                                                      ----------     -----------       -----------     -----------

Net loss.........................................     $ (239,000)    $(1,014,000)      $  (831,000)    $(2,186,000)
                                                      ==========     ===========       ===========     ===========

Loss per common share from continuing
 operations......................................     $    (0.04)    $     (0.10)      $     (0.13)    $     (0.23)
Loss per common share from discontinued
 operation.......................................           0.00            0.06              0.00            0.11
                                                      ----------     -----------       -----------     -----------
Loss per common share............................     $    (0.04)    $     (0.16)      $     (0.13)    $     (0.34)
                                                      ==========     ===========       ===========     ===========

Weighted average number of shares
 outstanding.....................................      6,397,304       6,370,909         6,397,304       6,370,909
                                                      ==========     ===========       ===========     ===========

(a) Certain amounts for the quarter and six months ended December 31, 1995 have been reclassified to reflect the Company's discontinued HMO operation.

See accompanying notes.

                           Ramsay Managed Care, Inc.

                     Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                  Six Months Ended
                                                           December 31       December 31
                                                              1996             1995(a)
                                                       ---------------  --------------
Cash flows from continuing operating activities
Net loss from continuing operations....................    $  (831,000)     $(1,473,000)
Adjustments to reconcile net loss from
 continuing operations to net cash (used in)
 provided by operating activities:
  Depreciation and amortization........................        695,000          629,000
  Other................................................         13,000           43,000
  Cash flows from (increase) decrease in
   operating assets:
   Accounts receivable, net............................       (322,000)          55,000
   Prepaid expenses....................................        165,000         (364,000)
   Other current assets................................         10,000          503,000
  Cash flows from (increase) decrease in
   operating liabilities:
   Accounts payable....................................       (412,000)      (1,530,000)
   Accrued salaries, wages and other liabilities.......         27,000          253,000
   Hospital and Medical claims payable.................        178,000          525,000
   Due to affiliate....................................        938,000          227,000
   Other current liabilities...........................       (398,000)        (114,000)
                                                           -----------      -----------
Total adjustments......................................        894,000          227,000
                                                           -----------      -----------
Net cash (used in) provided by operating activities....         63,000       (1,246,000)
                                                           -----------      -----------

Cash flows from discontinued operations
Net loss from discontinued operation...................             --         (713,000)
Adjustments to reconcile net loss from
 discontinued operation to net cash used in
 discontinued operation:
  Depreciation and amortization........................             --           57,000
  (Increase) decrease in current assets of
   discontinued operation..............................        298,000           45,000
  (Increase) decrease in other assets of
   discontinued operation..............................       (315,000)        (875,000)
  Increase in current liabilities of
   discontinued operation..............................        180,000          299,000
  (Decrease) in reserve for operating loss from
   discontinued operation..............................     (1,658,000)              --
                                                           -----------      -----------
Total adjustments......................................     (1,495,000)        (474,000)
                                                           -----------      -----------
Net cash used in discontinued operation................     (1,495,000)      (1,187,000)
                                                           -----------      -----------

  See accompanying notes.

                           Ramsay Managed Care, Inc.

                                  (unaudited)


                                                               Six Months Ended
                                                         December 31      December 31
                                                            1996            1995(a)
                                                       ---------------  --------------
Cash flows from investing activities
Expenditures for property and equipment.............        (79,000)       (152,000)
Goodwill, preopening and development costs..........       (615,000)       (167,000)
Other noncurrent assets.............................             --          57,000
                                                         ----------     -----------
Net cash used in investing activities...............       (694,000)       (262,000)
                                                         ----------     -----------

Cash flows from financing operations
Payments on debt....................................       (856,000)       (299,000)
Repayment on note receivable to purchase
 common stock.......................................             --          10,000
Borrowings from affiliate...........................      2,400,000              --
Issuance of common stock............................          7,000              --
Issuance of preferred stock.........................        545,000              --
                                                         ----------     -----------
Net cash (used in) provided by financing                  2,096,000        (289,000)
 activities.........................................     ----------     -----------
Net decrease in cash and cash equivalents...........        (30,000)     (2,984,000)
Cash and cash equivalents at beginning of period....        228,000       3,495,000
                                                         ----------     -----------
Cash and cash equivalents at end of period..........     $  198,000     $   511,000
                                                         ----------     -----------

Supplemental disclosures of cash flow
 information
Cash paid (received) during the period for:
 Interest...........................................     $  165,000     $   258,000
                                                         ==========     ===========
 Income taxes.......................................     $ (172,000)    $  (125,000)
                                                         ==========     ===========

  (a) Certain amounts for the six months ended December 31, 1995 have been reclassified to reflect the Company's discontinued HMO operation.

  See accompanying notes.

                           Ramsay Managed Care, Inc.
                  Notes to Consolidated Financial Statements
                                  (unaudited)
                               December 31, 1996

   NOTE 1.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
  Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. The Company's business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

       The Company was incorporated in the State of Delaware in July 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993.

       Certain amounts for the quarter and six months ended December 31, 1995 have been reclassified to reflect the Company's discontinued HMO operation.

  NOTE 2.

       As of October 30, 1996, the Company entered into a definitive agreement to sell its HMO operation, Apex Healthcare, Inc. ("Apex") to an established healthcare provider (see "Part II. Other Information, Item 5. - Other Information" below).

       The closing of the sale is subject to regulatory approvals, third party consents and other customary closing conditions. Due to these conditions, the Company will not adjust its estimated loss on sale of this discontinued operation, which totalled $4,927,000 and was recorded for the year ended June 30, 1996, until the completion of the sale.

  NOTE 3.

       As previously announced, on October 1, 1996, the Company and Ramsay Health Care, Inc. ("RHCI") entered into an Agreement and Plan of Merger providing for the merger of the Company into a wholly owned subsidiary of RHCI. Following the merger, all amounts owed to RHCI by the Company will become an intercompany payable and receivable between the Company and RHCI, respectively.

                          Ramsay Managed Care, Inc.


       The merger is subject to approval by the shareholders of each company, the receipt of lender, governmental and other consents and the declaration of effectiveness by the Securities and Exchange Commission of a registration statement filed by RHCI. Subject to the satisfaction of these conditions, it is expected that the merger will be consummated in March 1997.

  NOTE 4.

  The Company's long-term debt consists of the following:

                                                             December 31      June 30
                                                                1996           1996
                                                             -----------    -----------

  8% 6-year unsecured promissory note issued
     to Ramsay Health Care, Inc., payable
     quarterly, through September 30, 2000...............     $6,000,000     $6,000,000
  Variable rate (interest rate of 8.0351% at December
     31, 1996), 3-year secured term loan to First
     Union National Bank of Florida, Inc.,
     payable quarterly, due January 31, 1998.............        833,000      1,111,000
  8.25% 3-year secured promissory note issued in
     connection with the acquisition of HDI,
     payable monthly, due June 30, 1997..................        167,000        333,000
  3-year secured term loan to First Union
     National Bank of Florida, Inc., payable
     monthly through April 5, 1999, interest at
     prime plus 1% (interest of 9.25% at December
     31, 1996)...........................................         80,000         92,000
                                                              ----------     ----------
                                                               7,080,000      7,536,000
  Less amounts due within one year.......................      2,873,000      2,334,000
                                                              ----------     ----------
                                                              $4,207,000     $5,202,000
                                                              ==========     ==========


       The 8%, six-year, unsecured promissory note (the "Subordinated Promissory Note") issued to RHCI, which is the Company's former parent corporation, was issued on October 25, 1994 and primarily relates to RHCI's funding of certain of the Company's acquisitions. The note is subordinated and junior to all indebtedness of the Company. See note 3 above and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Indebtedness" below.

       On April 26, 1996, the Company amended its credit facility (the "Credit Facility") with First Union National Bank of Florida (the "Bank"). A previous Revolving Credit Facility for up to $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit (the "Master Revolver") and a $100,000 Term Loan.

       The Master Revolver has been extended until the earlier of the closing of the sale of Apex or February 28, 1997. The Term Loan is repayable in 36 level monthly principal payments of $2,777.70, plus interest. At December 31, 1996, $1,500,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 3.0% or (ii) the Bank's prime rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's prime rate plus 1.0%.

       As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totaling $2,500,000. These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 2.5% or (ii) the Bank's prime rate plus 0.50%, as selected by the Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. This three year secured term loan, the additional Term Loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock of all of the Company's subsidiaries and the assets of the Company's subsidiaries. It is the intention of the Company to repay all amounts owing to the Bank from the proceeds derived from the proposed sale of Apex (see Note 2 above and "Part
  II. Other Information, Item 5. - Other Information" below).

       The Credit Facility contains covenants customary for facilities of this type, which include, without limitation, covenants which limit the ability of FPM and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, (iv) acquire businesses, or (v) pay dividends to the Company. In addition, the Credit Facility contains financial covenants related to senior debt to cash flow, interest coverage, and minimum stockholders' equity. At June 30, 1996, FPM's minimum stockholders' equity ratio was less than the requirement. The Bank agreed to waive this requirement for the year ended June 30, 1996.

       In connection with the Company's acquisition of certain assets of Human Dynamics Institute ("HDI") through a wholly owned subsidiary, FPMBH of Arizona, Inc., the Company issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997. The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30, 1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. Upon payment in full of the HDI Note, the Bank will have a first priority lien on the common stock of FPMBH of Arizona, Inc. under the Credit Facility.

  NOTE 5.

       The provision for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes (a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, (b) amounts deducted for financial reporting purposes that are not allowable deductions for Federal and state income tax purposes and (c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At December 31, 1996, net operating loss carryforwards of approximately $5.0 million for Federal income tax purposes, which expire from 2005 to

2010, and approximately $6.6 million for state income tax purposes, which expire from 2005 to 2010, are available to reduce future income taxes.

                          Ramsay Managed Care, Inc.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The Company provides comprehensive managed health care services ranging from benefit design, case management and claims processing to fully capitated (at risk) mental health care treatment. The behavioral health services consist of the management of mental health services and substance abuse care on behalf of self-insured employers, health maintenance organizations, insurance companies and government agencies in various states. The Company not only manages such care but also provides where appropriate the delivery of care through integrated systems involving clinics and other providers.

          At December 31, 1996, the Company operated in 10 states and has a strategy to consolidate its behavioral health operations through development and joint venture efforts in various regions of the country in which it currently operates.

          On November 5, 1996, the Company announced that it had entered into an agreement for the sale of Apex (see "Part II. Other Information, Item 5 - Other Information" below).

          In connection with the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-QSB contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results or financial condition to differ materially from those set forth in any forward-looking statement. Some of the most significant factors include
     (i) the Company's inability to dispose of its HMO operation, (ii) the effects of competition on the Company's business, including the loss of a major customer or the loss of members of its provider network of physicians, hospitals, and other healthcare providers, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's businesses, or the failure to obtain exemptions from existing statutory or regulatory provisions. Accordingly, there can be no assurance that any anticipated future results or financial condition will be achieved.

                           Ramsay Managed Care, Inc.



     Results of Operations

          The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of operations as a percentage of the Company's net revenues from continuing operations.

                                                     Percentage of Net Revenue
                                                Quarter Ended       Six Months Ended
                                                 December 31          December 31

                                               1996      1995       1996       1995
                                               ----      ----       ----       ----
Net revenues..............................    100.0%     100.0%     100.0%     100.0%
Operating expenses:
 Contracted provider services.............     32.5%      35.4%      37.1%      35.2%
 Salaries, wages and benefits.............     42.5%      44.2%      40.1%      45.2%
 Other operating expenses.................     19.8%      22.3%      20.3%      24.1%
 Depreciation and amortization............      5.9%       6.3%       6.0%       6.3%
 Interest and other financing changes.....      3.4%       3.9%       3.7%       3.9%
                                              -----     ------      -----     ------
Total operating expenses..................    104.1%     112.1%     107.2%     114.7%
                                              -----     ------      -----     ------
Loss from continuing operations before        (4.1)%    (12.1)%     (7.2)%    (14.7)%
 income taxes.............................    =====     ======      =====     ======


Quarter Ended December 31, 1996
Compared to Quarter Ended December 31, 1995

          Net revenues in the quarter ended December 31, 1996, were $5.80 million compared to $5.28 million in the comparable quarter of the prior fiscal year. The increase in net revenues is attributable to new or expanded managed care contracts obtained, in particular in North Carolina effective October 1995 and Texas effective September 1996. Clinical fee for service and other revenue increased as a result of new clinics opened during calendar years 1995 and 1996.

          Contracted provider services expenses increased to $1.89 million in the December 1996 quarter, compared to $1.87 million in the prior year December quarter.

          Other operating expenses, comprising salaries and wages and general and administrative expenses, increased from $3.45 million to $3.53 million but decreased as a percentage of net revenues, reflecting increased efficiencies of the Company's managed behavioral health division, given its expanded business base.

          The Company recorded a loss from continuing operations before income taxes of $239,000 compared to a loss from continuing operations before income taxes of $639,000 incurred in the same quarter in the prior year. The Company's results continue to be impacted by corporate costs generally associated with being a public company, as well as continuing start up-costs in the clinical operations of the Company.

                           Ramsay Managed Care, Inc.

          At June 30, 1996, the Company established a reserve for future losses expected to be incurred by its discontinued HMO operation amounting to $1,830,000. During the quarter ended December 31, 1996, losses incurred by the discontinued HMO operation and charged against this reserve totalled $820,000. In the prior year comparable quarter, the discontinued HMO operation recorded a loss of $375,000.

Six Months Ended December 31, 1996
Compared to Six Months Ended December 31, 1995

          Net revenues in the six months ended December 31, 1996, were $11.62 million, compared to $10.0 million in the comparable period of the prior fiscal year. The increase in net revenues is attributable to new or expanded managed care contracts obtained, in particular in North Carolina effective October 1995 and Texas effective September 1996. Clinical fee for service and other revenue increased as a result of new clinics opened during calendar years 1995 and 1996.

          Contracted provider services expenses increased to $4.31 million in the six months ended December 31, 1996, compared to $3.52 million in the prior year December period.

          Other operating expenses, comprising salaries and wages and general and administrative expenses, increased from $6.80 million to $6.84 million but decreased as a percentage of net revenues, reflecting increased efficiencies of the Company's managed behavioral health division, given its expanded business base.

          The Company recorded a loss from continuing operations before income taxes in the six months ended December 31, 1996 of $831,000, compared to a loss from continuing operations before income taxes of $1,473,000 incurred in the same period in the prior year. The Company's results continue to be impacted by corporate costs generally associated with being a public company, increased interest and amortization expenses and continuing start up-costs in the clinical operations of the Company.

          At June 30, 1996, the Company established a reserve for future losses expected to be incurred by its discontinued HMO operation amounting to $1,830,000. During the six months ended December 31, 1996, losses incurred by the discontinued HMO operation and charged against this reserve totalled $1,658,000. In the prior year comparable period, the HMO operation recorded a loss of $713,000.

Liquidity and Capital Resources

          General. In connection with the distribution of the Company's common stock on April 24, 1995 by RHCI to its shareholders (the "Distribution"), the Company and RHCI entered into the Second Amended and Restated Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, each of RHCI and

                           Ramsay Managed Care, Inc.


the Company has agreed to pay to the other the net amount of all outstanding intercompany receivables and payables as of April 24, 1995 (other than those evidenced by the $6 million unsecured subordinated promissory note issued by the Company to RHCI representing certain advances made by RHCI to or on behalf of the Company (the "Subordinated Promissory Note") which are governed by the terms thereof). As of December 31, 1996, the Company owed RHCI approximately $2.2 million in relation to these items and accrued interest on the Subordinated Promissory Note of $600,000. See the discussion below under "Indebtedness" concerning RHCI's agreement not to require repayment of net cash advances and accrued interest on the Subordinated Promissory Note until after January 1998.

          During the six months ended December 31, 1996, net cash provided by the Company's continuing operations totalled $63,000. The Company anticipates that its sources of liquidity during fiscal 1997 primarily will be its cash flow from continuing operations, funds anticipated to be received from the sale of its HMO operation, the proceeds from a $3 million private placement of preferred stock discussed under "Indebtedness" below and advances from an affiliate discussed under "Indebtedness" below. See also "Part II. Other Information, Item 5 - Other Information" below.

          The Company expects to use its sources of liquidity for working capital and other general corporate purposes, including for the payment of costs and expenses discussed above, and costs associated with the continued development of its managed mental healthcare business.

          There can be no assurance that the Company will expand its operations by development, acquisition or internal expansion or that any development effort, acquisition or expansion will be profitable.

          As discussed below (see "Indebtedness"), the Company believes that it may require additional funds for working capital and general corporate purposes.

          Financing. On April 26, 1996, the Company amended its credit facility (the "Credit Facility") with First Union National Bank of Florida (the "Bank"). A previous Revolving Credit Facility for up to $4,200,000 was replaced by a $1,500,000 Revolving Master Line of Credit (the "Master Revolver") and a $100,000 Term Loan.

          The Master Revolver will expire on the earlier of the close of the sale of Apex, or February 28, 1997. The $100,000 Term Loan is repayable in 36 level monthly principal payments of $2,777.70, plus interest. At December 31, 1996, $1,500,000 was outstanding under the Master Revolver. The Master Revolver bears interest at the following rates, as applicable and selected by the Company from time to time: (i) the Bank's LIBOR adjusted rate plus 3.0% or (ii) the Bank's prime rate plus 0.75%. The $100,000 Term Loan bears interest at the Bank's prime rate plus 1.0%.

                           Ramsay Managed Care, Inc.


          In October 1996, the Credit Facility was further amended pursuant to which Apex guaranteed the obligations of the Company under the Credit Facility and the Company pledged all of the shares of capital stock of Apex to the Bank as collateral.

          As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totaling $2,500,000 (see "Indebtedness" below). These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 2.5% or (ii) the Bank's prime rate plus 0.50%, as selected by the Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. This three year secured term loan, the additional term loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock of all of the Company's subsidiaries and the assets of the Company's subsidiaries. It is the intention of the Company to repay all amounts owing to the Bank, including the Master Revolver, the $100,000 Term Loan and the three-year term loan, from the proceeds derived from the proposed sale of Apex, at which time the pledge on the capital stock of Apex will be released by the Bank.

          The Credit Facility contains covenants customary for facilities of this type, which include, without limitation, covenants which limit the ability of FPM and its subsidiaries, subject to certain exceptions, to (i) assume or incur liens, (ii) alter the nature of their business or effect mergers, consolidations, or sales of assets, (iii) incur indebtedness or make investments, (iv) acquire businesses, or (v) pay dividends to the Company . In addition, the Credit Facility contains financial covenants related to senior debt to cash flow, interest coverage, and minimum stockholders' equity. At June 30, 1996, FPM's minimum stockholders' equity ratio was less than the requirement. The Bank agreed to waive this requirement for the year ended June 30, 1996.


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

          In connection with the Company's acquisition of the assets of HDI through a wholly owned subsidiary, FPMBH of Arizona, Inc., the Company issued a promissory note in the principal amount of $1,000,000 (the "HDI Note") to Phoenix South Community Mental Health Centers ("Phoenix South"). Interest accrues on the HDI Note at a fixed rate of 8.25% per annum and is payable monthly in arrears, together with equal installments of principal, until the HDI Note matures on June 30, 1997. The HDI Note is secured pursuant to a Stock Pledge Agreement dated June 30,

                          Ramsay Managed Care, Inc.


1994, pursuant to which Phoenix South has a first priority lien on all of the common stock of FPMBH of Arizona, Inc. Upon payment in full of the HDI Note, the Bank will have a first priority lien on the common stock of FPMBH of Arizona, Inc. under the Credit Facility.

          In addition, in connection with the Distribution of the Company from RHCI, the Company issued to RHCI the Subordinated Promissory Note in the principal amount of $6,000,000, evidencing certain funds advanced to or on behalf of the Company by RHCI, including in connection with the acquisition of certain acquired businesses. Prior to its issuance, the amounts evidenced by the Subordinated Promissory Note were recorded as intercompany indebtedness between the Company and RHCI. Interest accrues on the Subordinated Promissory Note at an annual fixed rate of 8%.

          The Subordinated Promissory Note is unsecured and is subordinated and junior in right of payment to all indebtedness of the Company and its subsidiaries incurred in connection with the acquisition of HDI and future acquisitions of other managed mental health care services businesses, and any other Senior Indebtedness (as defined in the Subordinated Promissory Note), including indebtedness arising under the Credit Facility and any other bank indebtedness of the Company or its subsidiaries. At the present time, Senior Indebtedness outstanding is comprised of the HDI Note, the three year secured term note to the Bank and amounts due under the Credit Facility.

          In September 1996, RHCI and the Company commenced negotiations to restructure the payment terms associated with the net cash advances from RHCI, totaling approximately $2.2 million as of December 31, 1996, and interest due on the Subordinated Promissory Note. Of the $6,000,000 due on the Subordinated Promissory Note, approximately $2,118,000 is due on or before December 31, 1997 and the remainder is payable in 11 quarterly installments of approximately $353,000, beginning March 31, 1998. RHCI has agreed not to require repayment of the interest on the Subordinated Promissory Note for the period October 1, 1995 through December 31, 1997 or on the net cash advances until after January 1, 1998, all on terms and conditions to be mutually agreed upon.

          If the Merger between RHCI and the Company, as discussed in Note 3 above, is not consummated, the Company will attempt to satisfy its obligations to RHCI by (a) paying certain of the amounts owed to RHCI with any remaining proceeds from the sale of Apex and internally generated cash, (b) seeking a renegotiation of the terms associated with the amounts owed to RHCI or (c) exploring other financing options to be determined.

          In June 1996, at the request of the Company, Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals"), a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, agreed to loan the Company up to $3,000,000 for

                           Ramsay Managed Care, Inc.

working capital and general corporate purposes. On June 28, 1996, the Company borrowed $1,600,000, which was evidenced by a demand promissory note (the "First Hospitals Note") payable to Ramsay Hospitals with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, the Company borrowed an aggregate of $800,000, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Ramsay Hospitals in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as described below, the First Hospitals Note and the Second Hospitals Note were repaid and canceled.

          On September 10, 1996, the Company entered into a stock purchase agreement with Ramsay Hospitals, pursuant to which Ramsay Hospitals purchased 100,000 shares of Series 1996 Convertible Preferred Stock at a purchase price of $3,000,000. The purchase price was paid by (i) offset against the outstanding principal amounts under the First Hospitals Note and the Second Hospitals Note ($1,600,000 and $800,000, respectively), (ii) offset against the aggregate accrued unpaid interest on such notes through September 10, 1996 ($54,667) and
(iii) $545,333 in cash. In connection with the purchase of the 100,000 shares of Series 1996 Convertible Preferred Stock by Ramsay Hospitals, the Company issued warrants to Ramsay Hospitals to purchase 300,000 shares of common stock, at an exercise price of $1.00 per share.

          In September 1996, Ramsay Hospitals agreed to provide an additional loan facility, if required, of up to $2,000,000 to the Company for working capital and general corporate purposes. Borrowings under this facility will bear interest at 15% per annum and the Company has agreed to pay Ramsay Hospitals a $100,000 facility fee in consideration for making the facility available to the Company. As of December 31, 1996, $1,600,000 has been borrowed by the Company under this facility.

          The Company may be required to raise additional funds for working capital, general corporate purposes, development and growth beyond its immediate plans and/or to remain competitive with its larger competitors. Any additional equity financing may result in substantial dilution to the stockholders of the Company. Except for the financing provided by the above mentioned affiliate commitment and the Master Revolver (which at December 31, 1996 was fully drawn), the Company has made no arrangements to obtain any additional debt financing, and there can be no assurance that the Company will be able to obtain any required additional funds.

                          Ramsay Managed Care, Inc.


PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of the Company was held on November 21, 1996. At the meeting, the Board of Directors' selection of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending June 30, 1997 was ratified during the meeting by a vote of 8,717,619 in favor, 2,612 against and 2,497 abstaining. The affirmative vote of a majority of the shares of Company stock represented and voted at the meeting was required for ratification.

          During the Annual Meeting of Stockholders of the Company held on November 21, 1996, nominees for directors of the Company were elected by a vote which approximated, for each director, 8,700,000 in favor and 16,000 abstaining. The seven directors of the Company elected during the meeting were as follows:
Aaron Beam, Jr., Peter J. Evans, Thomas M. Haythe, Moises E. Hernandez, M.D., Luis E. Lamela, Paul J. Ramsay and Michael S. Siddle.

Item 5.  Other Information

          The Company has agreed to sell all of the issued and outstanding shares of common stock, $.01 par value (the "Apex Shares"), of Apex to RoTech Medical Corporation ("RoTech"), a Delaware corporation, pursuant to a Stock Purchase Agreement dated as of October 30, 1996. Apex is engaged in the business of operating HMOs and related businesses in the states of Alabama, Louisiana and Mississippi. The purchase price for the Apex Shares is $4,350,000. The closing of the sale is subject to the receipt of regulatory approvals, third-party consents and other customary closing conditions. The determination of the consideration for the sale of Apex Shares was based on negotiations between the Company and RoTech.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are as follows:

         Exhibit 11 Computation of Net Income (Loss) per Share
         Exhibit 27 Financial Data Schedule

     (b) Current Reports on Form 8-K

                          Ramsay Managed Care, Inc.


                   During the quarter ended December 31, 1996, the Company filed the following Current Report on Form 8-K with the Commission:

                   * Form 8-K dated October 2, 1996 relating to the proposed
                     merger between the Company and Ramsay Health Care, Inc.

                          Ramsay Managed Care, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                                        RAMSAY MANAGED CARE, INC.
                                        Registrant


                                        /s/Warwick D. Syphers
                                        ---------------------------
                                        Warwick D. Syphers
                                        Chief Financial Officer




Date:  February 19, 1997