Form 10QSB/A
period 1996-09-30
RAMSAY MANAGED CARE INC
filed 1997-03-20
CIK 932275

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                                Amendment No. 1

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended September 30, 1996

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

                         Commission file number 0-26666

                           RAMSAY MANAGED CARE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                   72-1249464
          -------------------------------  -------------------
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)     Identification Number)

                                Columbus Center
                One Alhambra Plaza, Coral Gables, Florida 33134
               ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  305-569-4646
                                                 ------------

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes     X         No
                                 ----           -----

The number of shares of the Registrant's Common Stock outstanding at November 2, 1996 follows:

           Common Stock, par value $0.01 per share - 6,397,304 shares

Transitional Small Business Disclosure Format (Check one):  Yes       No   X
                                                                ----    -----

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

          On November 5, 1996, the Company announced that it had entered into an agreement for the sale of its discontinued HMO operation (see "Item 5 - Other Information" below).

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

                                                   Percentage of Net Revenue
                                                         Quarter Ended
                                                         September 30
                                                     1996          1995(a)
                                                 -------------  --------------
Net revenues...................................         100.0%        100.0%
Operating expenses:
Contracted provider services...................          41.6%         35.0%
Salaries, wages and benefits...................          37.6%         46.3%
Management fees charged by related companies...           1.5%          1.5%
Other operating expenses.......................          19.3%         24.7%
Depreciation and amortization..................           6.1%          6.3%
Interest and other financing charges...........           4.1%          3.9%
Total operating expenses.......................         110.2%        117.7%
                                                       ------        ------
Loss from continuing operations before income          (10.2)%       (17.7)%
   taxes.......................................        ======        ======

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

               The Company recorded a loss before income taxes of $592,000 compared to a loss of $834,000 incurred in the same quarter in the prior year. The Company's results continue to be impacted by general corporate costs, increased interest and amortization expenses, as well as continuing start-up costs in the clinical operations of the Company.

     LIQUIDITY AND CAPITAL RESOURCES

               General.    In connection with the distribution of the Company's
     common stock on April 24, 1995 by Ramsay Health Care, Inc. ("RHCI") to its shareholders (the "Distribution"), the Company and RHCI entered into the Second Amended and Restated Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, each of RHCI and the Company has agreed to pay to the other the net amount of all outstanding intercompany receivables and payables as of April 24, 1995 (other than those evidenced by the $6 million unsecured subordinated promissory note issued by the

     Company to RHCI representing certain advances made by RHCI to or on behalf of the Company (the "Subordinated Promissory Note") which are governed by the terms thereof). As of September 30, 1996, RMCI owed RHCI approximately $2.1 million in relation to these items, and in addition, accrued interest on the Subordinated Promissory Note of $480,000. See the discussion below under "Indebtedness" concerning RHCI's agreement not to require repayment of net cash advances and accrued interest on the Subordinated Promissory Note until after October 1997.

               During the quarter ended September 30, 1996, the Company used net cash of $73,000 in its continuing operations. The Company anticipates that its sources of liquidity during fiscal 1997 primarily will be its cash flow from continuing operations, funds anticipated to be received from the sale of its HMO operation, the proceeds from a $3 million private placement of preferred stock discussed under "Indebtedness" below and advances from an affiliate discussed under "Indebtedness" below. See also "Item 5 - Other Information" below.

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

               As part of the acquisition of FPM in October 1993, the Company issued 7% three year debentures, totaling $2,500,000 (see "Indebtedness" below). These debentures were prepaid with the proceeds of a $1,667,000 three year secured term loan from the Bank on April 28, 1995. This three year term loan bears interest at (i) the Bank's LIBOR adjusted rate plus 2.5% or (ii) the Bank's prime rate plus 0.50%, as selected by the

     Company. Principal on this three year term loan is payable quarterly with a final maturity of January 31, 1998. This three year secured term loan, the additional term loan of $100,000 (referred to above) and the Master Revolver are secured by a pledge of the stock of the Company's subsidiaries and the assets of the Company's subsidiaries, and are required to be repaid with a portion of the proceeds from the sale of the Company's HMO operation.

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

               It is the intention and plan of the Company to repay all amounts owing the Bank, including the Master Revolver, the $100,000 Term Loan and the three-year term loan from the proceeds derived from the proposed sale of Apex, at which time the pledge on the capital stock of Apex will be released by the Bank.

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

               In September 1996, RHCI and the Company commenced negotiations to restructure the payment terms associated with the net cash advances from RHCI totaling approximately $2.1 million as at September 30, 1996, the interest due on the Subordinated Promissory Note for the year ending June 30, 1997 and the $480,000 of interest accrued on the Subordinated Promissory Note from October 1995 to September 30, 1996. Of the $6,000,000 due on the Subordinated Promissory Note, approximately $1,400,000 is due on or before June 30, 1997 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning September 30, 1997. RHCI has agreed not to require repayment of the interest on the Subordinated Promissory Note for the period October 1, 1995 through September 30, 1997 or on the net cash advances until after October 1, 1997, all on terms and conditions to be mutually agreed upon.

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

               In June 1996, at the request of the Company, Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals"), a corporate affiliate of Paul
     J. Ramsay, the Chairman of the Board of the Company, agreed to loan the Company up to $3,000,000 for working capital and general corporate purposes. On June 28, 1996, the Company borrowed $1,600,000, which was evidenced by a demand promissory note (the "First Hospitals Note") payable to Ramsay Hospitals with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, the Company borrowed an aggregate of $800,000, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Ramsay Hospitals in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as described below, the First Hospitals Note and the Second Hospitals Note were repaid and canceled.

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

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated:  March 18, 1997

                              RAMSAY MANAGED CARE, INC.
                              Registrant


                              By /s/ Warwick D. Syphers
                                ------------------------
                                  Warwick D. Syphers
                                 Chief Financial Officer