Form 10QSB
period 1997-03-31
RAMSAY MANAGED CARE INC
filed 1997-05-21
CIK 932275

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-QSB

(MARK ONE)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the Transition period from ____________________to_______________

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

                        Yes      X           No     ___
                                ---

     The number of shares of the Registrant's Common Stock outstanding at May 20, 1997 follows:

           Common Stock, par value $0.01 per share - 6,408,315 shares

Transitional Small Business Disclosure Format (Check one): Yes ______  No   X
                                                                           ---

                               ------------------

                           RAMSAY MANAGED CARE, INC.

                                  FORM 10-QSB


                                     INDEX


                                                                            Page
                                                                            ----
Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements
       Consolidated balance sheets - March 31, 1997
          and June 30, 1996 (unaudited).....................................   1

       Consolidated statements of operations - three and
          nine months ended March 31, 1997 and 1996 (unaudited).............   3

       Consolidated statements of cash flows - nine months ended March 31,
          1997 and 1996 (unaudited).........................................   4

       Notes to consolidated financial statements -
          March 31, 1997 (unaudited)........................................   6

Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operations........................  10


Part II.  OTHER INFORMATION

Item 5. Other Information...................................................  17

Item 6. Exhibits and Current Reports on Form 8-K............................  18

SIGNATURES..................................................................  19

                        PART I.   FINANCIAL INFORMATION

                           RAMSAY MANAGED CARE, INC.

                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


                                                      MARCH 31      JUNE 30
                                                       1997          1996
                                                    ------------  ------------

ASSETS
Current assets:
 Cash and cash equivalents........................   $ 2,141,000   $   228,000
 Accounts receivable, less allowance for doubtful
  accounts of $283,000 and $334,000 at March 31,
  1997 and June 30, 1996, respectively............     1,280,000       846,000
 Prepaid expenses.................................       145,000       382,000
 Other current assets.............................       388,000        37,000
 Current assets of discontinued operation.........       688,000     1,744,000
                                                     -----------   -----------
Total current assets..............................     4,642,000     3,237,000

Other assets:
 Goodwill and other intangible assets.............     7,905,000     8,152,000
 Other non-current assets.........................        75,000        60,000
 Other assets of discontinued operation...........     2,253,000     1,862,000
                                                     -----------   -----------
Total other assets................................    10,233,000    10,074,000

Property and equipment:
 Building and improvements........................       137,000       128,000
 Equipment, furniture and fixtures................     1,915,000     1,830,000
                                                     -----------   -----------
                                                       2,052,000     1,958,000
 Less accumulated depreciation....................     1,342,000     1,170,000
                                                     -----------   -----------
Total property and equipment......................       710,000       788,000
                                                     -----------   -----------
Total assets......................................   $15,585,000   $14,099,000
                                                     ===========   ===========




     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                                  (UNAUDITED)


                                                          MARCH 31        JUNE 30
                                                            1997           1996
                                                        -------------  -------------
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
      Accounts payable................................  $    522,000   $  1,397,000
      Accrued salaries and wages......................       814,000        641,000
      Hospital and medical claims payable.............     2,059,000      1,667,000
      Other current liabilities.......................     4,762,000        959,000
      Line of credit and note payable.................            --      1,900,000
      Current portion of long-term debt...............     1,495,000      2,334,000
      Current liabilities of discontinued operation...     2,499,000      1,579,000
      Reserve for operating loss from
       discontinued operation.........................            --      1,830,000
                                                        ------------   ------------
     Total current liabilities........................    12,151,000     12,307,000

     Due to affiliate.................................     1,729,000      1,851,000
     Advance from affiliate...........................     2,000,000      1,600,000
     Deferred income taxes............................     1,014,000        986,000
     Long-term debt, less current portion.............     4,588,000      5,202,000

     Stockholders' equity:
     Convertible preferred stock, $.01 par value
       - authorized 1,000,000 shares; issued 100,000
       shares at March 31, 1997 and -0- shares
       at June 30, 1996...............................     3,000,000             --
     Common stock, $.01 par value - authorized
      20,000,000 shares; issued 6,408,315 shares at
      March 31, 1997 and 6,397,304 shares at
      June 30, 1996...................................        64,000         64,000
     Additional paid-in capital.......................     7,102,000      7,095,000
     Accumulated deficit..............................   (16,063,000)   (15,006,000)
                                                        ------------   ------------
     Total stockholders' deficit......................    (5,897,000)    (7,847,000)
                                                        ------------   ------------
     Total liabilities and stockholders' equity.......  $ 15,585,000   $ 14,099,000
                                                        ============   ============

     See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                             QUARTER ENDED                    NINE MONTHS ENDED
                                                      MARCH 31           MARCH 31          MARCH 31        MARCH 31
                                                        1997             1996(A)             1997           1996(A)
                                                   --------------  --------------------  -------------  ---------------
  Revenues:
   Managed care revenue..........................     $5,127,000          $5,194,000      $15,425,000    $14,309,000
   Clinical fee for service and other revenue....      1,129,000             560,000        2,453,000      1,440,000
                                                      ----------          ----------      -----------    -----------
  Total revenues.................................      6,256,000           5,754,000       17,878,000     15,749,000

  Operating expenses:
   Contracted provider services..................      2,188,000           2,039,000        6,497,000      5,561,000
   Salaries, wages and benefits..................      2,331,000           2,108,000        6,986,000      6,624,000
   Management fees charged by related
    companies....................................         46,000              78,000          222,000        210,000
   General and administrative expenses...........      1,195,000           1,280,000        3,379,000      3,563,000
   Depreciation and amortization.................        305,000             319,000        1,000,000        948,000
   Interest and other financing charges..........        241,000             182,000          675,000        569,000
                                                      ----------          ----------      -----------    -----------
  Total operating expenses.......................      6,306,000           6,006,000       18,759,000     17,475,000
                                                      ----------          ----------      -----------    -----------

  Loss from continuing operations
    before income taxes and extraordinary item...        (50,000)           (252,000)        (881,000)    (1,726,000)
  Income taxes...................................             --                  --               --             --
  Extraordinary item -- loss on early
   extinguishment of debt........................       (176,000)                 --         (176,000)            --
                                                      ----------          ----------      -----------    -----------
  Loss from continuing operations after
    extraordinary item...........................       (226,000)           (252,000)      (1,057,000)    (1,726,000)
                                                      ----------          ----------      -----------    -----------
  Discontinued operation:
   Loss from operations of discontinued
    HMO operation................................             --            (556,000)              --     (1,269,000)
                                                      ----------          ----------      -----------    -----------
  Net loss.......................................     $ (226,000)         $ (808,000)     $(1,057,000)   $(2,995,000)
                                                      ==========          ==========      ===========    ===========

  Loss per common share from
   continuing operations before
     extraordinary item..........................     $    (0.01)         $    (0.04)     $     (0.14)   $     (0.27)
  Loss per common share from
     extraordinary item..........................          (0.03)               0.00            (0.03)          0.00
  Loss per common share from
   discontinued operation........................           0.00               (0.09)            0.00          (0.20)
                                                      ----------          ----------      -----------    -----------
  Loss per common share..........................     $    (0.04)         $    (0.13)     $     (0.17)   $     (0.47)
                                                      ==========          ==========      ===========    ===========

  Weighted average number of shares outstanding..      6,408,315           6,375,550        6,400,921      6,384,934
                                                      ==========          ==========      ===========    ===========

  (a) Certain amounts for the quarter and nine months ended March 31, 1996 have been reclassified to reflect the Company's discontinued HMO operation.

  See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED
                                                                          MARCH 31         MARCH 31
                                                                            1997           1996 (A)
                                                                     ------------------  ------------
  CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
  Net loss from continuing operations..............................        $(1,057,000)  $(1,726,000)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization.................................          1,000,000       948,000
     Write-off of loan costs on early extinguishment of debt
       as extraordinary item.......................................            176,000            --
     Other.........................................................             30,000        18,000
     Cash flows from (increase) decrease in operating assets:
       Accounts receivable, net....................................           (434,000)      (35,000)
       Prepaid expenses............................................            237,000      (222,000)
       Other current assets........................................           (351,000)      153,000
     Cash flow from increase (decrease) in operating liabilities:
       Accounts payable............................................           (875,000)   (1,033,000)
       Accrued salaries and wages..................................            173,000       326,000
       Hospital and medical claims payable.........................            392,000       449,000
       Due to affiliate............................................           (122,000)      507,000
       Other current liabilities...................................           (492,000)       42,000
                                                                           -----------   -----------
  Total adjustments................................................           (266,000)    1,153,000
                                                                           -----------   -----------
  Net cash used in operating activities............................         (1,323,000)     (573,000)
                                                                           -----------   -----------

  CASH FLOWS FROM DISCONTINUED OPERATION ACTIVITIES
  Net loss from discontinued operation.............................                 --    (1,269,000)
  Adjustments to reconcile net loss from discontinued operation to net cash used in discontinued operation:
     Depreciation and amortization.................................                 --       100,000
     (Increase) decrease in current assets of
      discontinued operation.......................................          1,056,000       233,000
     (Increase) decrease in other assets of
      discontinued operation.......................................           (391,000)   (1,257,000)
     Increase (decrease) in current liabilities of
      discontinued operation.......................................            920,000       759,000
     (Decrease) in reserve for operating loss from
      discontinued operation.......................................         (1,830,000)           --
                                                                           -----------   -----------
  Total adjustments................................................           (245,000)     (165,000)
                                                                           -----------   -----------
  Net cash used in discontinued operation..........................           (245,000)   (1,434,000)
                                                                           -----------   -----------

  See accompanying notes.

                           RAMSAY MANAGED CARE, INC.

                                  (UNAUDITED)

                                                              NINE MONTHS ENDED
                                                            MARCH 31      MARCH 31
                                                              1997        1996 (A)
                                                          ------------  ------------
  CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds received in anticipation of sale
   of discontinued HMO operation........................    4,350,000            --
  Expenditures for property and equipment, net..........      (94,000)     (290,000)
  Goodwill, pre-opening and development costs...........     (759,000)     (430,000)
  Other non-current assets..............................      (15,000)      213,000
                                                          -----------   -----------
  Net cash (used in) provided by investing activities...    3,482,000      (507,000)
                                                          -----------   -----------

  CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on debt......................................   (3,353,000)     (915,000)
  Repayment on note receivable to purchase
   common stock.........................................           --        19,000
  Borrowings from affiliate.............................    2,800,000            --
  Issuance of common stock..............................        7,000        30,000
  Issuance of preferred stock...........................      545,000            --
                                                          -----------   -----------
  Net cash used in financing activities.................       (1,000)     (866,000)
                                                          -----------   -----------
  Net (decrease) increase in cash and cash equivalents..    1,913,000    (3,380,000)
  Cash and cash equivalents at beginning of period......      228,000     3,495,000
                                                          -----------   -----------
  Cash and cash equivalents at end of period............  $ 2,141,000   $   115,000
                                                          ===========   ===========

  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid (received) during the period for:
   Interest.............................................  $   235,000   $   324,000
                                                          ===========   ===========
   Income taxes.........................................  $  (152,000)  $  (117,000)
                                                          ===========   ===========

  (a) Certain amounts for the nine months ended March 31, 1996 have been reclassified to reflect the Company's discontinued HMO operation.



  See accompanying notes.

                           RAMSAY MANAGED CARE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

   NOTE 1.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
  Article 10 of Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim information are of a normal recurring nature and have been included. Ramsay Managed Care, Inc.'s (the "Company") business is seasonal in nature and subject to general economic conditions and other factors. Accordingly, operating results for the quarter and nine months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996.

    The Company was incorporated in the State of Delaware in July 1993, and commenced operations with the acquisition of Florida Psychiatric Management, Inc. ("FPM") on October 31, 1993.

    Certain amounts for the quarter and nine months ended March 31, 1996 have been reclassified to reflect the Company's discontinued HMO operation.

  NOTE 2.

    As of October 30, 1996, the Company entered into a definitive agreement to sell its discontinued HMO operation to an established healthcare provider (see "Item 5. - Other Information" below). The closing of the sale was subject to regulatory approvals, third party consents and other customary closing conditions. During the quarter, the Company received all necessary consents and the sale of the Company's discontinued HMO operation was completed on April 1, 1997. Accordingly, the assets and liabilities of the discontinued HMO operation will be removed from the Company's books in the fourth fiscal quarter.

    The Company believes that its provision for loss on the sale of the discontinued HMO operation that was recorded for the year ended June 30, 1996, is adequate.

    On March 31, 1997, the Company received the proceeds related to the sale, totalling $4,350,000, in anticipation of the closing and, in order to effect the closing on April 1, 1997, immediately applied $2,285,000 to its outstanding indebtedness with First Union National Bank of Florida (see Note
  4). Of the above-mentioned proceeds, $350,000 is being held in escrow for 180 days from the closing securing the representations and warranties of the agreement in accordance with the terms of the sale. Given that the sale was not effective until April 1, 1997, the total amount received is recorded as other current liabilities in the accompanying March 31, 1997 balance sheet.

   NOTE 3.

    As previously announced, on October 1, 1996, the Company and Ramsay Health Care, Inc. ("RHCI") entered into an Agreement and Plan of Merger providing for the merger of the Company into a wholly owned subsidiary of RHCI. Following the merger, all amounts owed to RHCI by the Company will become an intercompany payable and receivable between the Company and RHCI, respectively.

    The registration statement filed by RHCI in connection with the merger was declared effective by the Securities and Exchange Commission on March 25, 1997 and the stockholders of both companies approved the merger on April 18, 1997. In May, 1997, banks supporting RHCI's credit facility agreed to consent to the merger subject to certain conditions including the condition that, subsequent to the merger, the Company is maintained as a separate subsidiary and RHCI does not make any loans, payments, advances or equity contributions or investments in the Company. In addition, the terms and conditions of the required consent to the merger by the holders of RHCI's senior secured and subordinated secured notes have not yet been determined. Although there can be no assurances, RHCI has represented to the Company that it expects the conditions established by its banks will be met, it will reach agreement on the terms and conditions required by its other holders of debt and, thereafter, the merger will be effective.

  NOTE 4.

  The Company's long-term debt consists of the following:

                                                   MARCH 31      JUNE 30
                                                     1997         1996
                                                  -----------  -----------
8% unsecured promissory note issued
 to Ramsay Health Care, Inc. payable
 in installments through June 30, 2001..........   $6,000,000   $6,000,000
Variable rate, 3-year secured term
 loan to First Union National Bank
 of Florida, Inc................................           --    1,111,000
8.25% 3-year secured promissory note issued in
 connection with the acquisition of HDI,
 payable monthly, through June 30, 1997.........       83,000      333,000
Additional secured term loan to First Union
 National Bank of Florida, Inc..................           --       92,000
                                                   ----------   ----------
                                                    6,083,000    7,536,000
Less amounts due within one year................    1,495,000    2,334,000
                                                   ----------   ----------
                                                   $4,588,000   $5,202,000
                                                   ==========   ==========

     On March 31, 1997 the Company repaid its indebtedness with First Union National Bank of Florida (the "Bank") including a $1,500,000 Revolving Master Line of Credit (the "Master Revolver"), a $1,667,000 three year variable rate secured term loan and a $100,000 three year secured term loan. The amount repaid, including all outstanding interest and charges, totalled $2,285,000. As a result of this repayment, all security held by the Bank, including the stock of the Company's discontinued HMO operation, was released.

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

     As of March 31, 1997, total net cash advances made by RHCI to or on behalf of the Company, including for purposes of partial funding acquisitions and for working capital and other corporate purposes, totalled $7,798,000. Of this amount, $6,000,000 is represented by an unsecured, interest bearing (8%) subordinated promissory note due to RHCI and issued on October 25, 1994. The remaining amount, which is also unsecured, included $720,000 of accrued interest on the promissory note since October 1, 1995 and $1,078,000 of additional amounts paid by RHCI to the Company for certain administrative services (the "Additional Amount"). Of the $6,000,000 due on the subordinated promissory note, approximately $1,412,000 is due on or before March 31, 1998, and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning June 30, 1998. RHCI has agreed that the payment of interest on the subordinated promissory note for the period October 1, 1995 through March 31, 1998 will not be required until after April 1, 1998, all on terms and conditions mutually agreed upon by the Company and RHCI. On April 4, 1997, the Company paid RHCI $750,000, which was applied by RHCI against the Additional Amount.

     As discussed in Note 3, above, the Company and RHCI entered into an Agreement and Plan of Merger providing for the merger of the Company into a wholly owned subsidiary of RHCI. Following the merger, all amounts owed to RHCI by the Company will become an intercompany receivable and payable between RHCI and the Company, respectively.

  NOTE 5.

     In September, 1996, the Company entered into a loan facility agreement with Paul Ramsay Hospitals Pty. Limited ("Ramsay Hospitals"), a corporate affiliate of Paul J. Ramsay, the Chairman of the Board of the Company, pursuant to which, in consideration for a $100,000 facility fee and an interest rate on outstanding advances of 15% per annum, the affiliate would advance the Company up to $2,000,000 for working capital and general corporate purposes. On March 7, 1997, Ramsay Hospitals agreed, in consideration for a $150,000 facility fee and an interest rate on outstanding advances of 15% per annum, to increase this loan facility to $5,000,000, the additional proceeds of which would be available only to repay amounts owed by the Company to RHCI.

     As of March 31, 1997, $2,000,000 has been advanced under this facility. Also, on April 4, 1997, an additional $750,000 was advanced under this facility which was paid to RHCI and applied against the Additional Amount owed.

  NOTE 6.

     The provision for income taxes included in the consolidated statements of operations differs from the amounts computed by applying the normal statutory rates to income before income taxes because such provision includes (a) amounts reportable as income for federal income tax purposes which are not income for financial reporting purposes, (b) amounts deducted for financial reporting purposes that are not allowable deductions for Federal and state income tax purposes and (c) amounts for state income taxes applicable to profitable subsidiaries which do not utilize the operating losses generated by unprofitable subsidiaries to offset taxable income. At March 31, 1997, the Company has estimated operating loss carry forwards of approximately $5.0 million for Federal income tax purposes, which expire from 2005 to 2010 and approximately $6.6 million for state income tax purposes, which expire from 2005 to 2010, and are available to reduce future income taxes.

                           RAMSAY MANAGED CARE, INC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company provides comprehensive managed health care services ranging from benefit design, case management and claims processing to fully capitated (at risk) mental health care treatment. The behavioral health services consist of the management of mental health services and substance abuse care on behalf of self-insured employers, health maintenance organizations, insurance companies and government agencies in various states. The Company not only manages such care but also provides, where appropriate, the delivery of care through integrated systems involving clinics and other providers.

               At March 31, 1997, the Company operated in 11 states and has a strategy to consolidate its behavioral health operations through development and joint venture efforts in various regions of the country in which it currently operates.

               On November 5, 1996, the Company announced that it had entered into an agreement for the sale of its discontinued HMO operation. On April 1, 1997, this sale was completed (see Note 2 in "Item 1. Financial Statements" above and "Item 5. Other Information" below).

               In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that this Quarterly Report on Form 10-QSB contains forward-looking statements about the Company. The Company is hereby setting forth cautionary statements identifying important factors that may cause the Company's actual results or financial condition to differ materially from those set forth in any forward-looking statement. Some of the most significant factors include
     (i) the sale of the Company's HMO operation is challenged, (ii) the effects of competition on the Company's business, including the loss of a major customer or the loss of members of its provider network of physicians, hospitals, and other healthcare providers, and (iii) statutory, regulatory and administrative changes or interpretations of existing statutory and regulatory provisions affecting the conduct of the Company's businesses, or the failure to obtain exemptions from the existing statutory or regulatory provisions. Accordingly, there can be no assurance that any anticipated future results or financial condition will be achieved.

                           RAMSAY MANAGED CARE, INC.


     RESULTS OF OPERATIONS

               The following table sets forth, for the periods indicated, certain items of the Company's consolidated statements of operations as a percentage of the Company's net revenues from continuing operations.

                                                    PERCENTAGE OF NET REVENUE
                                               QUARTER ENDED     NINE MONTHS ENDED
                                                  MARCH 31           MARCH 31
                                               1997     1996      1997      1996
                                              -------  -------  --------  ---------
     Total revenues.........................   100.0 %  100.0 %  100.0 %    100.0 %
                                              ------   ------    ------    -------
     Operating expenses:
     Contracted provider services...........   35.0 %   35.4 %    36.3 %     35.3 %
     Salaries, wages and benefits...........   37.3 %   36.6 %    39.1 %     42.0 %
     Other operating expenses...............   19.8 %   23.6 %    20.1 %     24.0 %
     Depreciation and amortization..........    4.9 %    5.6 %     5.6 %      6.0 %
     Interest and other financing charges...    3.8 %    3.2 %     3.8 %      3.6 %
                                              ------   ------    ------    -------
     Total operating expenses...............  100.8 %  104.4 %   104.9 %    110.9 %
                                              ------   ------    ------    -------

     Income (loss) before income taxes and
      extraordinary items...................   (0.8)%   (4.4)%   (4.9) %   (10.9) %
                                              ======   ======    ======    =======


     QUARTER ENDED MARCH 31, 1997
     COMPARED TO QUARTER ENDED MARCH 31, 1996

            Total revenues in the quarter ended March 31, 1997, were $6.23 million, compared to $5.75 million in the comparable quarter of the prior fiscal year. The increase in net revenues is attributable mainly through increased clinical and other revenues as a result of new clinics opened during calendar years 1995 and 1996, as well as an increase in investment income.

            Contracted provider services expenses increased to $2.19 million in the March 1997 quarter compared to $2.04 million in the March 1996 quarter. This increase shows a slight increase in utilization of behavioral health services on managed care contracts held.

            Other operating expenses, comprising salaries and wages, and general and administrative expenses increased from $3.47 million to $3.57 million, but decreased as a percentage of total revenues, reflecting increased efficiencies of the Company's managed behavioral health division.

            The Company recorded a loss from continuing operations before income taxes and an extraordinary item of $50,000 compared to a loss from continuing operations before income taxes of $252,000 incurred in the same quarter of the prior year. The Company's results continue to be impacted by corporate costs generally associated with

                           RAMSAY MANAGED CARE, INC.


     being a public company, increased interest expense, as well as continuing start up-costs in the clinical operations of the Company.

          In the March 1997 quarter, the Company recorded an extraordinary item totalling $176,000 related to the write-off of unamortized loan costs on the early extinguishment of debt.

          At June 30, 1996, the Company established reserves for future losses expected to be incurred by its discontinued HMO operation and an expected loss on sale of its discontinued HMO operation. During the quarter ended March 31, 1997, losses incurred by the discontinued HMO operation and charged against these reserves totalled $595,000. In the prior year comparable period, the discontinued HMO operation recorded a loss of $556,000.

     NINE MONTHS ENDED MARCH 31, 1997
     COMPARED TO NINE MONTHS ENDED MARCH 31, 1996

            Total revenues in the nine months ended March 31, 1997, were $17.88 million compared to $15.75 million in the comparable nine months of the prior fiscal year. The increase in net revenues is attributable to new or expanded managed care contracts obtained, particularly in North Carolina effective October, 1995 and Texas effective September, 1996. Clinical fee for service and other revenues increased as a result of new clinics opened during calendar years 1995 and 1996 as well as an increase in investment income.

            Contracted provider services expenses increased to $6.5 million in the nine months ended March 31, 1997, compared to $5.56 million in the prior year period. This increase is reflective of an increase in utilization of behavioral health services on managed care contracts held between periods.

            Other operating expenses, comprising salaries and wages, and general and administrative expenses increased from $10.40 million to $10.59 million but decreased as a percentage of total revenues, reflecting the increased efficiencies of the Company's managed behavioral health division given its expanded business base.

            The Company recorded a loss from continuing operations before income taxes and extraordinary item of $881,000 compared to a loss from continuing operations before income taxes and extraordinary item of $1,726,000 incurred in the same period in the prior year. The Company's results continue to be impacted by corporate costs generally associated with being a public company, increased interest and amortization expenses, as well as continuing start up-costs in the clinical operations of the Company.

                           RAMSAY MANAGED CARE, INC.


          In the period, the Company recorded an extraordinary item totalling $176,000 related to the write-off of unamortized loan costs on the early extinguishment of debt.

          At June 30, 1996, the Company established reserves for future losses expected to be incurred by its discontinued HMO operation and an expected loss on sale of its discontinued HMO operation. For the nine months ended March 31, 1997, losses incurred by the discontinued HMO operation and charged against these reserves totalled $2,253,000. In the prior year comparable period, the discontinued HMO operation recorded a loss of $1,269,000.


     LIQUIDITY AND CAPITAL RESOURCES

            General. In connection with the distribution of the Company's common stock on April 24, 1995 by Ramsay Health Care, Inc. ("RHCI") to its shareholders (the "Distribution"), the Company and RHCI entered into the Second Amended and Restated Distribution Agreement (the "Distribution Agreement"). Pursuant to the Distribution Agreement, each of RHCI and the Company has agreed to pay to the other the net amount of all outstanding intercompany receivables and payables as of April 24, 1995 (other than those evidenced by the $6 million unsecured subordinated promissory note issued by the Company to RHCI representing certain advances made by RHCI to or on behalf of the Company (the "Subordinated Promissory Note") which are governed by the terms thereof). As of March 31, 1997, the Company owed RHCI approximately $1,078,000 in relation to these items, and in addition, accrued interest on the Subordinated Promissory Note of $720,000. See the discussion below under "Indebtedness" concerning RHCI's agreement not to require repayment of net cash advances and accrued interest on the Subordinated Promissory Note until after April 1, 1998.

            During the nine months ended March 31, 1997 and 1996, the Company's continuing operations used net cash of approximately $1.3 million and $0.6 million, respectively. The Company anticipates that its sources of liquidity during fiscal 1997 primarily will be funds from the sale of its discontinued HMO operation, the proceeds from a $3 million private placement of preferred stock discussed under "Indebtedness" below and advances from an affiliate discussed under "Indebtedness" below. See also "Item 5 -Other Information" below.

            The Company expects to use its sources of liquidity to pay down indebtedness as discussed under "Indebtedness" below, for working capital and other general corporate purposes, including for the payment of costs and expenses discussed above and costs associated with the continued development of its managed mental healthcare business.

                           RAMSAY MANAGED CARE, INC.

            As discussed below (see "Indebtedness") the Company believes that, should the merger with RHCI be delayed extensively, it may require additional funds for working capital and general corporate purposes.

            Indebtedness. On March 31, 1997, the Company repaid all of its indebtedness with First Union National Bank of Florida (the "Bank") including its $1,500,000 Revolving Master Line of Credit (the "Master Revolver"), the $1,667,000 three year variable rate secured term loan and the $100,000 three year secured term loan. The amount repaid, including all outstanding interest and charges, totaled $2,285,000.

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

            The Subordinated Promissory Note is unsecured and is subordinated and junior in right of payment to all indebtedness of the Company and its subsidiaries incurred in connection with the acquisition of HDI and future acquisitions of other managed mental health care services businesses, and any other Senior Indebtedness (as defined in the Subordinated Promissory
     Note), including any bank indebtedness of the Company or its subsidiaries. At the present time, Senior Indebtedness outstanding is comprised of the HDI Note.

            As of March 31, 1997, total net cash advances made by RHCI to or on behalf of the Company, including for purposes of partial funding acquisitions and for working capital and other corporate purposes, totaled $7,798,000. Of this amount, $6,000,000 is represented by an unsecured, interest bearing (8%) Subordinated Promissory Note due to RHCI and issued on October 25, 1994. The remaining amount, which is also unsecured, included $720,000 of accrued interest on the promissory note since October 1, 1995 and the Additional Amount of $1,078,000. Of the $6,000,000 due on the

                           RAMSAY MANAGED CARE, INC.

     Subordinated Promissory Note, approximately $1,412,000 is due on or before March 31, 1998 and the remainder is payable in 13 quarterly installments of approximately $353,000, beginning June 30, 1998. RHCI has agreed that the payment of interest on the Subordinated Promissory Note for the period October 1, 1995 through March 31, 1998 will not be required until after April 1, 1998, all on terms and conditions mutually agreed upon by the Company and RHCI. On April 4, 1997, the Company paid RHCI $750,000, which was applied by RHCI against the Additional Amount.

            If the Merger between RHCI and the Company as discussed in Note 3 above, is not consummated, the Company will attempt to satisfy its obligations to RHCI by (a) paying certain of the amounts owed to RHCI with any remaining proceeds from the sale of Apex and internally generated cash,
     (b) seeking a renegotiation of the terms associated with the amounts owed to RHCI or (c) exploring other financing options to be determined.

            In June 1996, at the request of the Company, Ramsay Hospitals agreed to loan the Company up to $3,000,000 for working capital and general corporate purposes. On June 28, 1996, the Company borrowed $1,600,000, which was evidenced by a demand promissory note (the "First Hospitals Note") payable to Ramsay Hospitals with an interest rate of 12% per annum. In addition, on August 7 and August 8, 1996, the Company borrowed an aggregate of $800,000, which was evidenced by a demand promissory note (the "Second Hospitals Note") payable to Ramsay Hospitals in the principal amount of the lesser of the amount borrowed or $1,400,000, with an interest rate of 12% per annum. On September 10, 1996, as described below, the First Hospitals Note and the Second Hospitals Note were repaid and cancelled.

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

            In September, 1996, the Company entered into a loan facility agreement with Ramsay Hospitals, pursuant to which, in consideration for a $100,000 facility fee and an interest rate on outstanding advances of 15% per annum, Ramsay Hospitals would advance the Company up to $2,000,000 for

                           RAMSAY MANAGED CARE, INC.

     working capital and general corporate purposes. On March 7, 1997, Ramsay Hospitals agreed, in consideration for a $150,000 facility fee and an interest rate on outstanding advances of 15% per annum, to increase this loan facility to $5,000,000, the additional proceeds of which would be available only to repay amounts owed by the Company to RHCI.

            As of March 31, 1997, $2,000,000 has been advanced under this facility. Also, on April 4, 1997, an additional $750,000 was advanced under this facility which was paid to RHCI and applied against the Additional Amount owed.

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

                           RAMSAY MANAGED CARE, INC.

     PART II - OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION

          The Company sold all of the issued and outstanding shares of common stock, $.01 par value (the "Apex Shares"), of Apex Healthcare, Inc. ("Apex"), a Delaware corporation and wholly owned subsidiary of the Company, to RoTech Medical Corporation ("RoTech"), a Delaware corporation, pursuant to a Stock Purchase Agreement dated as of October 30, 1996. Apex is engaged in the business of operating HMOs and related businesses in the states of Alabama, Louisiana and Mississippi. The purchase price for the Apex Shares was $4,350,000. The determination of the consideration for the sale of Apex Shares was based on negotiations between the Company and RoTech.

            During the quarter, the Company received all necessary consents and the sale of the Company's discontinued HMO operation was completed on April 1, 1997. (See Note 2 in "Item 1. Financial Statements" above).

                           RAMSAY MANAGED CARE, INC.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              The exhibits required to be filed as part of this Quarterly Report on Form 10-QSB are as follows:

              Exhibit 11 Computation of Net Income (Loss) per Share

              Exhibit 27 Financial Data Schedule

          (b) Current Reports on Form 8-K

              There were no Current Reports on Form 8-K filed with the Commission during the quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereupon duly authorized.


                              RAMSAY MANAGED CARE, INC.
                              Registrant


                                /s/ Warwick D. Syphers
                               -----------------------------------
                              Warwick D. Syphers
                              Chief Financial Officer



     Date:  May 20, 1997